Form 10QSB
period 1999-03-31
FIRST WESTERN CORP /NE/
filed 1999-05-13
CIK 876180

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X]        QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999.

[ ]        TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to _________________.


                        Commission file number 000-25295

                               FIRST WESTERN CORP.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

          Nebraska                                         47-0484682
          --------                                         ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                       11210 Huron, Northglenn, CO. 80234
                       ----------------------------------
          (Address of principal executive offices, including zip code)


                                 (303) 451-1010
                                 --------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X    No
          ---     ---


         As of May 5, 1999, there were 144,440 shares of the registrant's common stock outstanding.

        Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                      ---   ---

                               FIRST WESTERN CORP.





                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION                                                             PAGE NO.
------        ---------------------                                                             --------

              Item 1.               Financial Statements                                            2

              Item 2.               Management's Discussion and Analysis of Financial
                                    Condition or Plan of Operation                                  7
PART II.      OTHER INFORMATION
              -----------------

              Item 2.               Changes in Securities and Use of Proceeds                      10

              Item 6.               Exhibits and Reports on Form 8-K                               10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      FIRST WESTERN CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                March 31, 1999 (Unaudited) and December 31, 1998
                                 (In thousands)

                                                                                       March 31,     December 31
                                                                                         1999           1998
                                                                                       ---------      ---------
                                                                                      (Unaudited)
                                          ASSETS
Cash and due from banks ..........................................................     $  14,569      $  13,892
Interest bearing deposits in other banks .........................................            --              3
Federal funds sold ...............................................................        16,040         13,270
Investment securities:
  Available-for-sale, at fair value ..............................................        34,854         27,082
  Held-to-maturity, at amortized cost, fair value of $6,805, in 1999 and
     $7,249, in 1998 .............................................................         6,689          7,146
                                                                                       ---------      ---------
         Total investment securities .............................................        41,543         34,228
Loans held for sale ..............................................................         8,949          5,193
Gross loans receivable: ..........................................................       338,134        290,875
  Less: unearned loan fees .......................................................        (1,020)          (886)
        allowance for loan losses ................................................        (3,095)        (2,187)
                                                                                       ---------      ---------
         Net loans receivable ....................................................       334,019        287,802
Premises and equipment, net ......................................................         8,667          8,308
Preferred securities issuance cost, net ..........................................         1,100             --
Other assets .....................................................................         5,051          4,511
                                                                                       ---------      ---------
         TOTAL ASSETS ............................................................     $ 429,938      $ 367,207
                                                                                       =========      =========

                                          LIABILITIES
Deposits:
  Demand non-interest bearing ....................................................     $  43,137      $  44,653
  Demand interest bearing ........................................................        15,167         14,919
  Time ...........................................................................       308,647        259,908
                                                                                       ---------      ---------
         Total deposits ..........................................................       366,951        319,480
Securities sold under agreements to repurchase ...................................         5,530          5,080
Note payable .....................................................................            --          8,790
Federal Home Loan Bank borrowings ................................................         8,650          8,650
Other liabilities ................................................................         3,796          3,818
                                                                                       ---------      ---------
         Total liabilities .......................................................       384,927        345,818
Minority interest in consolidated subsidiaries ...................................            --            683
Company obligated mandatorily redeemable preferred securities of subsidiary
  trust holding solely Junior Subordinated Debentures ............................        23,000             --

                                           STOCKHOLDERS' EQUITY
Common stock $1.00 par value; 500,000 shares authorized;
    shares issued and outstanding ................................................           144            140
Surplus ..........................................................................         1,376            697
Retained earnings ................................................................        20,166         19,454
Accumulated other comprehensive income ...........................................           325            415
                                                                                       ---------      ---------
         Total stockholders' equity ..............................................        22,011         20,706
                                                                                       ---------      ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................     $ 429,938      $ 367,207
                                                                                       =========      =========



These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                      FIRST WESTERN CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
            Three months ended March 31, 1999 and 1998 (Unaudited)
                      (In thousands, except per share data)

                                                                             Three months ended March 31,
                                                                             ----------------------------
                                                                                  1999           1998
                                                                               ---------      ---------
                                                                              (Unaudited)    (Unaudited)
Interest income:
  Loans, including fees ..................................................     $   7,975      $   4,860
  Taxable investment securities ..........................................           306            226
  Nontaxable investment securities .......................................           152            119
  Dividends on investment securities .....................................            14             23
  Federal funds sold .....................................................           180            119
                                                                               ---------      ---------
         Total interest income ...........................................         8,627          5,347
                                                                               ---------      ---------
Interest expense:
  Deposits ...............................................................         3,825          2,277
  Federal funds purchased ................................................             3              1
  Securities sold under agreements to repurchase .........................            43             17
  Note payable ...........................................................            84             49
  Trust preferred securities .............................................           270             --
  Federal Home Loan Bank borrowings ......................................           115             82
                                                                               ---------      ---------
         Total interest expense ..........................................         4,340          2,426
                                                                               ---------      ---------
         Net interest income .............................................         4,287          2,921
Provision for loan losses ................................................           915             60
                                                                               ---------      ---------
Net interest income after provision for loan losses ......................         3,372          2,861
                                                                               ---------      ---------
Other income:
  Fees for other customer services .......................................           409            231
  Net gains from sale of loans ...........................................           271            263
  Commissions and fees from brokerage activities .........................            67             33
  Investment securities transactions, net ................................            --             (4)
  Other operating income .................................................           113             75
                                                                               ---------      ---------
         Total other income ..............................................           860            598
                                                                               ---------      ---------
Other expenses:
  Salaries and employee benefits .........................................         1,754            969
  Net occupancy expense of premises ......................................           486            246
  Purchased services .....................................................           315            218
  Office supplies ........................................................           110             65
  Minority interest in income of consolidated subsidiaries ...............            --             67
  Other operating expenses ...............................................           524            322
                                                                               ---------      ---------
         Total other expenses ............................................         3,189          1,887
                                                                               ---------      ---------
         Income before income taxes ......................................         1,043          1,572
Income tax expense .......................................................           331            402
                                                                               ---------      ---------
NET INCOME ...............................................................     $     712      $   1,170
                                                                               =========      =========
Other comprehensive income, net of tax
  Unrealized gains on securities
      Unrealized holding gains (losses) arising during the period ........          (136)            22
  Income tax benefit related to items of other comprehensive income ......           (46)             8
                                                                               ---------      ---------
         Other comprehensive income, net of tax ..........................           (90)            14
                                                                               ---------      ---------
COMPREHENSIVE INCOME .....................................................     $     622      $   1,184
                                                                               =========      =========
Income per share:
Basic and diluted earnings per share .....................................     $    4.93      $    8.36
                                                                               =========      =========
    Weighted average shares outstanding ..................................       144,440        140,000
                                                                               =========      =========




These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                      FIRST WESTERN CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             Three months ended March 31, 1999 and 1998 (Unaudited)
                                 (In thousands)

                                                                               Three months ended March 31,
                                                                               ---------------------------
                                                                                    1999          1998
                                                                                  --------      --------
                                                                                (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net income ................................................................     $    712      $  1,170
     Adjustments to reconcile net income to cash provided by operating activities:
       Provision for loan losses ............................................          915            60
       Provision for losses on other real estate owned ......................           --            --
       Depreciation and amortization ........................................          253           104
       Net gains from sale of loans .........................................         (271)         (263)
       Proceeds from sale of loans held for sale ............................        8,612        15,014
       Origination of loans held for sale ...................................      (12,097)      (12,996)
       Investment securities transactions, net ..............................           (8)          (18)
       Increase in minority interest in consolidated subsidiaries ...........           --           (26)
     Changes in deferrals and accruals:
       Other assets .........................................................       (3,814)       (1,772)
       Other liabilities ....................................................        3,035         2,731
                                                                                  --------      --------
         Net cash provided by operating activities ..........................       (2,663)        4,004
                                                                                  --------      --------
Cash flows from investing activities:
     Net (increase) decrease in federal funds sold ..........................       (2,770)          510
     Net (increase) decrease in interest bearing deposits in other banks ....            3            50
     Purchase of investment securities available-for-sale ...................      (30,484)         (100)
     Purchase of investment securities held-to-maturity .....................         (127)         (100)
     Proceeds from sale of investment securities available-for-sale .........           --           500
     Proceeds from maturities/paydowns of investment securities .............       23,193         5,866
     Net increase in loans ..................................................      (47,072)      (20,200)
     Expenditures for bank premises and equipment ...........................         (596)       (1,322)
     Proceeds from sale of real estate owned ................................          162            --
                                                                                  --------      --------
         Net cash used in investing activities ..............................      (57,691)      (14,796)
                                                                                  --------      --------
Cash flows from financing activities:
     Net increase in deposits ...............................................       47,471         7,585
     Net increase (decrease) in securities sold under agreements to
       repurchase ...........................................................          450          (586)
     Advances from Federal Home Loan Bank ...................................           --         7,500
     Payments on note payable ...............................................       (8,790)         (980)
     Proceeds from trust preferred securities ...............................       23,000            --
     Debt issuance cost .....................................................       (1,100)           --
                                                                                  --------      --------
         Net cash provided by financing activities ..........................       61,031        13,519
                                                                                  --------      --------
Net increase in cash and due from banks .....................................          677         2,727
Cash and due from banks at beginning of period ..............................       13,892        10,427
                                                                                  ========      ========
Cash and due from banks at end of period ....................................     $ 14,569      $ 13,154
                                                                                  ========      ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest .............................................................     $  5,182      $  2,390
       Income taxes .........................................................           --            --
Noncash transactions:
     Issuance of shares for minority interest of Firstate Bank ..............          683            --



These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                      FIRST WESTERN CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three month period ended March 31, 1999 and 1998
                                   (Unaudited)


1.             Unaudited Financial Statements

         The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature necessary for a fair statement of results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the registration statement of the Company declared effective on February 10, 1999 SEC File Nos.333-67197 and 333-67197-01.

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1999, and the results of operations and cash flows for the periods ended March 31, 1999 and 1998.

         The consolidated financial statements include the accounts of the Company's respective subsidiaries. All material intercompany transactions have been eliminated.

2.             Nature of Operations

         First Western, a multibank holding company, offers full service community banking through 12 banking locations in metropolitan Denver and northern Colorado, and two banking locations in western and central Nebraska. First Western has opened two new branches in Colorado in the first quarter of 1999.

         First Western's growth strategy is to establish startup branches at reasonable costs and staff them with experienced bankers. Consolidation within the Colorado banking community has resulted in the availability of highly capable bankers with existing customer relationships who prefer to work in a community banking environment. Consequently, since 1995, First Western has opened nine branches with highly qualified personnel who have strong customer contacts and who initiate immediate banking business. First Western has implemented its Colorado branch expansion through a central operating system, and believes that its existing management, systems and facilities are capable of supporting additional growth without proportionate increases in operating costs.


3.             Acquisition

         In the first quarter of 1999, the Company exchanged 4,440 shares of its common stock for the 0.86% of Firstate Bank (Kimball, NE) that it did not own. Such minority shares were owned by individuals already affiliated with the Company. As the Company and its four shareholders at the time of the exchange owned 99.6% of the Nebraska bank and the remaining 0.4% was owned by other members of the company, it was determined by the boards of both entities that a book value exchange ratio represented a fair value for all parties. The fair value determined for this transaction was $683,000. No goodwill was recognized in connection with this transaction.

4.             Offering of Trust Preferred Securities by FW Capital I

         On February 16, 1999 the Company and its wholly owned subsidiary FW Capital I (the "Trust"), completed the sale of $23.0 million of 9.375% Cumulative Trust Preferred Securities of the Trust. Net proceeds were approximately $21.9 million after payment of sales commissions and other offering costs, and were invested in Junior Subordinated Debentures maturing February 16, 2029, issued by the Company to the Trust in connection with the public offering.

         Interest on the Junior Subordinated Debentures will be paid by the Company to the Trust. This interest will be the sole revenue of the Trust and the source for distributions by the Trust to the holders of the Trust Preferred Securities.

         For financial reporting purposes, the Trust is treated as a subsidiary of the Company, and accordingly, the accounts of the Trust are included in the consolidated financial statements of the Company. The Trust Preferred Securities are presented as a separate line item in the consolidated balance sheet under the caption "Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated Debentures." For financial reporting purposes, the Company records distributions payable on the Trust Preferred Securities as interest expense in the consolidated statements of income.

         The Junior Subordinated Debentures are unsecured and rank junior and are subordinate to all senior debt of the Company and constitute a full and unconditional guarantee on a subordinated basis by the Company of the obligations of the Trust under the Preferred Securities.

5.                Comprehensive Income

         The Financial Accounting Standards Board (FASB) has issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 on January 1, 1998. Amounts formerly presented in Shareholder Equity as "Unrealized gains on securities available for sale, net of taxes", are now reflected as "Accumulated other comprehensive income".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

FINANCIAL CONDITION

Total assets increased $62.7 million (17%) from $367.2 million as of December 31, 1998, to $429.9 million at March 31, 1999. This growth was the result of:

1. Net loans receivable increased $46.2 million (16%) increasing from $287.8 million at December 31, 1998 to $334.0 million at March 31, 1999. This resulted from an increase in loan demand in the Company's market areas, the continued growth of several of the Company's newer branches, and the opening of two new branches by the Company during the first quarter of 1999.

2. Investment securities increased by $7.3 million (21%), increasing from $34.2 million at December 31, 1998 to $41.5 million at March 31, 1999. Excess liquidity at the bank subsidiary level was used for the purchase of callable US agency bonds with above market coupon rates, short term to call maturities, and 5 year or less final maturities.

3. Loans held for sale increased $3.7 million (72%) increasing from $5.2 million at December 31, 1998 to $8.9 million at March 31, 1999. The Company continued to originate single family mortgages as a result of continued strong demand for home mortgages in the Company's Colorado market area.

4. Federal funds sold increased $2.7 million (21%) increasing from $13.3 million at December 31, 1998 to $16.0 million at March 31, 1999.


Deposits increased $47.5 million (15%) from $319.5 as of December 31, 1998 to $367.0 at March 31, 1999. The change was the result of:

1. An increase in time deposits of $48.7 million (19%) increasing from $259.9 million at December 31, 1998 to $308.6 million at March 31, 1999. The Company utilized promotional campaigns, designed to generate an increase in certificates of deposit with balances of less than $100,000, to achieve this growth..

2. From December 31, 1998 to March 31, 1999 the Company realized a shift of $1.5 million from non-interest bearing demand deposits to interest bearing demand deposits.

On February 16, 1999, the Company and its wholly owned subsidiary, FW Capital 1 (the "Trust"), completed the sale of $23.0 million of 9.375% Cumulative Trust Preferred Securities of the Trust. Net proceeds were approximately $21.9 million after payment of sales commissions and other offering costs, and were invested in Junior Subordinated Debentures issued by the Company to the Trust in connection with the public offering. Interest on the Junior Subordinated Debentures will be paid by the Company to the Trust. This interest will be the sole revenue of the trust and the source for distributions by the Trust to the holders of the Trust Preferred Securities.

The following table presents, for the periods indicated, an analysis of the allowance for loan loses and related ratios:


                                                                   Three Months Ended
                                                            -------------------------------------
                                                            March 31, 1999         March 31, 1998
                                                            --------------         --------------
Balance beginning of period                                     $ 2,187                $ 1,321
Provision for loan losses                                           915                     60
Net charge offs                                                       7                     (6)
                                                                -------                -------
Balance end of period                                           $ 3,095                $ 1,387
                                                                =======                =======
Ratios:
Allowance for loan losses to total loans                           0.92%                  0.75%
Allowance for loan losses to non-performing loans                   337%                    79%


The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance for loan losses is maintained at a level that is considered adequate to provide for anticipated loan losses, based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the underlying collateral and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.

The following table presents information and ratios of the Company's non-performing assets as of the dates indicated:


                                                     March 31, 1999       March 31, 1998
                                                     --------------       --------------
Loans 90 days or more delinquent and still
  accruing interest
                                                         $  525                $1,297
Non-accrual loans                                           394                   460
Restructured loans                                           --                    --
                                                         ------                ------
Total non-performing loans                                  919                 1,757
Real estate acquired by foreclosure                          10                   141
                                                         ======                ======
Total non-performing assets                              $  929                $1,898
                                                         ======                ======

Ratios:
Non-performing assets to total assets                      0.22%                 0.78%
Non-performing loans to total loans                        0.27%                 0.95%



RESULTS OF OPERATIONS

Net revenue for the company increased $1.6 million (46%) from $3.5 million for the three month period ended March 31, 1998, to $5.1 million for the three month period ended March 31, 1999. The major components of this increase were:

1. Net interest margin increased $ 1.4 million (88% of the total increase) from $2.9 million for the three month period ended March 31, 1998 to $4.3 million for the three month period ended March 31, 1999. This is a direct result of assets increasing $187.1 million (77%) from $242.8 million at March 31, 1998 to $429.9 at March 31, 1999.

2. Fees for other customer services increased $0.2 million (12% of the total increase) from $0.2 million for the three month period ended March 31, 1998 to $0.4 million for the three month period ended March 31, 1999. This is a result of increased branch activity, and additional branches.

Operating expenses increased $1.3 million (69%) from $1.9 million for the three month period ended March31, 1998, to $3.2 million for the three month period ended March 31, 1999. The two major components of the increase were:

1. Salaries and employee benefits increased $0.8 million (61% of the total increase) from $1.0 million for the three month period ended March 31, 1998, to $1.8 million for the three month period ended March 31, 1999.

2. Net occupancy expense of premises increased $0.3 million (23% of the total increase) from $0.2 million for the three month period ended March 31, 1998 to $0.5 million for the three month period ended March 31, 1999.

The majority of the operating expense increase is related to the costs of opening and operating five additional Colorado de novo branch locations (the Company operated nine branch locations at March 31, 1998, and fourteen branch locations at March 31, 1999.)

Income before taxes and provision for loan losses increased $0.3 million (19%) from $1.6 million for the three month period ended March 31, 1998, to $1.9 million for the three month period ended March 31, 1999.

The provision for loan losses increased by $0.8 million from $0.1 million for the three month period ended March 31,1998, to $0.9 million for the three month period ended March 31, 1999. This is a result of a $15l.9 million (82%) increase in gross loans from $186.2 million at March 31, 1998 to $338.1 million at March 31, 1999. In recognition of this dramatic increase in loans, the Company enhanced its systematic methodology for determining the allowance for loan losses.

Net income decreased $.5 million, from $1.2 million for the three month period ended March 31, 1998, to $0.7 million for the three month period ended March 31, 1999, primarily as a result of the increased provision for loan losses.

LIQUIDITY AND CAPITAL RESOURCES

First Western continuously forecasts and manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow First Western to meet its own cash flow needs. Management believes it has developed sufficient sources of liquidity to meet the Company's needs for the foreseeable future. These internal and external sources include, but are not limited to:

1. The ability to raise deposits through branch promotional campaigns

2. Maturity of overnight federal funds sold ($16 million available as of March 31, 1999)

3. Sale of available for sale securities ($35 million available as of March 31,
   1999)

4. Available borrowing lines ($34 million available as of March 31, 1999)


5. Increased borrowing lines available at the Federal Home Loan Bank with the purchase of additional Federal Home Loan Bank stock ($9.7 million available as of March 31, 1999)

6. Participation and/or sale of portions of the loan portfolio

7. Sale of fixed assets of First Western.


DATA PROCESSING SYSTEMS AND YEAR 2000 COMPLIANCE

As the year 2000 approaches, a significant business issue has emerged regarding how existing software programs and operating systems can accommodate the date value for the year 2000. First Western presently believes that with modifications to existing software and conversion to new software, the year 2000 issue will not pose significant operational problems for First Western's business operations. Substantially all data processing services for First Western are provided by First Commerce Technologies, an affiliate of the National Bank of Commerce, Lincoln, Nebraska. First Commerce Technologies has been engaged by First Western to ensure First Western's systems are fully 2000 compliant by the second quarter of 1999. An agreement has been entered into, and it is augmented by First Commerce Technologies with written status reports on a monthly basis. Reports to date indicate that First Commerce Technologies has met all target dates and is prepared to meet all future target dates for completion of the project. Management believes that, to date, the Nebraska Bank and its non-active Nebraska subsidiary, First Mortgage Bancorp, are completely converted, tested and compliant. The Colorado Bank is in the conversion and testing phase with completion expected in the second quarter of 1999. Based on the results of the Nebraska Bank implementation, management believes that the project is on time and the commitment of First Commerce Technologies appears adequate. Management is not aware of limitations on any legal remedies of First Western as a result of year 2000 damages it may suffer should damages be incurred. Additionally, implementation of First Western's plan to test in-house and outsourced software has been underway since the first quarter of 1998. Applications considered to be mission critical were tested during the first quarter of 1999, with successful results. Total compliance for all systems, including First Western's outsourced computer systems, is expected by management to be completed by the third quarter of 1999. Compliance audits performed to date on First Western's subsidiaries have been positive and no specific items of improvement were noted.

    In conjunction with the implementation of the Year 2000 plan, the Company has also made substantial investments in computer hardware and software that will keep its banks competitive in the marketplace. With the majority of the expenditures completed management estimates that First Western has spent a total of $1.0 million on technology upgrades, with approximately $160 thousand being spent directly on year 2000 compliance. The plan implementation team is responsible for progress and will continue to provide a status report to the board of directors on a monthly basis through December 31, 2000. However, if the modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material adverse impact on the operations of First Western. Because of the factors discussed below, management cannot estimate with any reasonable degree of certainty the magnitude of lost revenues should management's reasonable worst case scenario develop in which First Western would need to use an alternate vendor to become year 2000 compliant and non-compliant customers were unable to repay their loans.

    First Western has in place a contingency plan in the event its outsourced computer systems are not year 2000 compliant on a timely basis. Management believes that the alternate vendor has the ability to provide the service to meet First Western's needs because this vendor has software that is year 2000 compliant which is installed with other parties and would provide a warranty to First Western as to year 2000 compliance. In the event First Western were to use the alternate vendor, management believes that the monthly processing costs of First Western could increase marginally, and a one-time conversion cost in the range of $50,000 to $100,000 would probably be incurred.

    First Western's bank subsidiaries have sent direct mail to their customers regarding the year 2000 issue and the need for readiness, pursuant to guidelines of the banking industry regulators. However, response to these inquiries has been low. Management intends to continue to solicit customer response on this matter. Failure of First Western's customers to prepare for year 2000 compatibility could have a significant adverse effect on customers' operations and profitability, thus inhibiting their ability to repay loans and adversely affecting First Western's operations. First Western does not have sufficient information accumulated from customers to enable First Western to assess the degree to which customers' operations are susceptible to potential problems relating to the year 2000 issue or, further, to quantify the potential lost revenue to First Western in this case.

PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 10, 1999 a registration statement on Form SB2 relating to the public offering and sale of 2.3 million shares, $23.0 million aggregate offering amount, of 9.375% Cumulative Trust Preferred Securities (SEC file number 333-67197 and 333-67197-01) by the Company and its wholly owned subsidiary, FW Capital 1 (the "Trust"), was declared effective. The offering was completed on February 16, 1999. No direct or indirect payments were made to directors or officers of the Company or its associates, to persons owning 10% or more of any class of equity securities of the Company, or to any affiliate of the Company. Net proceeds were approximately $21.9 million after payment of sales commissions and other offering costs of $1.1 million. Net proceeds of the offering have been used to pay off the Company's note payable ($8.8 million) and to contribute capital to the Firstate Bank of Colorado ($11.0.) Pending application, the remainder has been placed in short term interest bearing investments ($3.1 million.)



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27-Financial Data Schedule





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       FIRST WESTERN CORP.


Date:      May 11, 1999            By:  /s/  Timothy D. Wiens
           ------------                      -----------------------------------
                                             Vice President and Vice Chairman

Date:      May 11, 1999            By:  /s/  Ron James
           ------------                      -----------------------------------
                                             Ron James, Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
Exhibit 27     - Financial Data Schedule