Form 10QSB
period 1999-06-30
FIRST WESTERN CORP /NE/
filed 1999-08-12
CIK 876180

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB



              (Mark One)
              [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1999.
                                             -------------

              [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from_______________ to_________________.


                        Commission file number 000-25295

                               FIRST WESTERN CORP.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

                          Nebraska                                                     47-0484682
                          --------                                                     ----------
 (State or other jurisdiction of incorporation or organization)              (IRS Employer Identification No.)

                       11210 Huron, Northglenn, CO. 80234
                       ----------------------------------
          (Address of principal executive offices, including zip code)


                                 (303) 451-1010
                                 --------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---  ---


         As of June 30, 1999, there were 144,440 shares of the registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes   No X
   ---  ---

                               FIRST WESTERN CORP.




                                TABLE OF CONTENTS



  PART I              FINANCIAL INFORMATION                                                PAGE NO.

                      Item 1. Financial Statements                                            2

                      Item 2. Management's Discussion and Analysis of Financial
                              Condition or Plan of Operation                                  7


  PART II.            OTHER INFORMATION

                      Item 6. Exhibits and Reports on Form 8-K                               12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      FIRST WESTERN CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1999 (Unaudited) and December 31, 1998
                                 (In thousands)

                                                                                June 30,      December 31,
                                                                                  1999           1998
                                                                                ---------      ---------
                                                                               (Unaudited)
                                     ASSETS
Cash and due from banks ...................................................     $  14,496      $  13,892
Interest bearing deposits in other banks ..................................            --              3
Federal funds sold ........................................................         2,500         13,270
Investment securities:
  Available-for-sale, at fair value .......................................        46,604         27,082
  Held-to-maturity, at amortized cost, fair value of $6,336, in 1999 and
     $7,249, in 1998 ......................................................         6,259          7,146
                                                                                ---------      ---------
         Total investment securities.......................................        52,863         34,228
Loans held for sale .......................................................         2,536          5,193
Gross loans receivable: ...................................................       416,162        290,875
  Less: Unearned loan fees ................................................        (1,282)          (886)
        Allowance for loan losses .........................................        (3,621)        (2,187)
                                                                                ---------      ---------
         Net loans receivable .............................................       411,259        287,802
Premises and equipment, net ...............................................         9,042          8,308
Preferred securities issuance cost, net ...................................         1,102             --
Other assets ..............................................................         5,585          4,511
                                                                                ---------      ---------
         TOTAL ASSETS .....................................................     $ 499,383      $ 367,207
                                                                                =========      =========

                                  LIABILITIES
Deposits:
  Demand non-interest bearing .............................................     $  48,879      $  44,653
  Demand interest bearing .................................................        19,158         14,919
  Time ....................................................................       360,475        259,908
                                                                                ---------      ---------
         Total deposits ...................................................       428,512        319,480
Securities sold under agreements to repurchase ............................         9,563          5,080
Note payable ..............................................................         3,600          8,790
Federal Home Loan Bank borrowings .........................................         8,593          8,650
Other liabilities .........................................................         3,154          3,818
                                                                                ---------      ---------
         Total liabilities ................................................       453,422        345,818
Minority interest in consolidated subsidiaries ............................            --            683
Company obligated mandatorily redeemable preferred securities of subsidiary
  trust holding solely Junior Subordinated Debentures .....................        23,000             --


                              STOCKHOLDERS' EQUITY

Common stock $1.00 par value; 500,000 shares authorized;
  144,440 shares issued and outstanding ...................................           144            140
Surplus ...................................................................         1,376            697
Retained earnings .........................................................        21,407         19,460
Accumulated other comprehensive income ....................................            34            409
                                                                                ---------      ---------
         Total stockholders' equity .......................................        22,961         20,706
                                                                                ---------      ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................     $ 499,383      $ 367,207
                                                                                =========      =========

         These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                      FIRST WESTERN CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
            Three months ended June 30, 1999 and 1998 (Unaudited) and
               six months ended June 30, 1999 and 1998 (Unaudited)
                      (In thousands, except per share data)

                                                                   Three months ended June 30,    Six months ended June 30,
                                                                      1999           1998           1999            1998
                                                                    ---------      ---------      ---------      ---------
                                                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Interest income:
  Loans, including fees .......................................     $   9,667      $   5,336      $  17,642      $  10,196
  Taxable investment securities ...............................           503            157            809            383
  Nontaxable investment securities ............................           110            124            262            243
  Dividends on investment securities ..........................            11             18             25             41
  Federal funds sold ..........................................           234            207            414            326
                                                                    ---------      ---------      ---------      ---------
         Total interest income ................................        10,525          5,842         19,152         11,189
                                                                    ---------      ---------      ---------      ---------
Interest expense:
  Deposits ....................................................         4,670          2,502          8,495          4,779
  Federal funds purchased .....................................            21              5             24              6
  Securities sold under agreements to repurchase ..............            58             25            101             42
  Note payable ................................................            --             61             84            110
  Trust preferred securities ..................................           545             --            815             --
  Federal Home Loan Bank borrowings ...........................           139            107            254            189
                                                                    ---------      ---------      ---------      ---------
         Total interest expense ...............................         5,433          2,700          9,773          5,126
                                                                    ---------      ---------      ---------      ---------
         Net interest income ..................................         5,092          3,142          9,379          6,063
Provision for loan losses .....................................           514             60          1,429            120
                                                                    ---------      ---------      ---------      ---------
Net interest income after provision for loan losses ...........         4,578          3,082          7,950          5,943
                                                                    ---------      ---------      ---------      ---------
Non-interest income:
  Fees for other customer services ............................           463            266            872            497
  Net gains from sale of loans ................................           323            187            594            450
  Commissions and fees from brokerage activities ..............           114             28            181             61
  Investment securities transactions, net .....................            --             --             --             (4)
  Other operating income ......................................           139            125            252            200
                                                                    ---------      ---------      ---------      ---------
         Total non-interest income ............................         1,039            606          1,899          1,204
                                                                    ---------      ---------      ---------      ---------
Non-interest expenses:
  Salaries and employee benefits ..............................         1,922          1,164          3,676          2,133
  Net occupancy expense of premises ...........................           544            376          1,030            622
  Purchased services ..........................................           440            230            755            448
  Office supplies .............................................           119             87            229            152
  Minority interest in income of consolidated subsidiaries ....            --             (7)            --             60
  Other operating expenses ....................................           725            423          1,249            745
                                                                    ---------      ---------      ---------      ---------
         Total non-interest expenses ..........................         3,750          2,273          6,939          4,160
                                                                    ---------      ---------      ---------      ---------
         Income before income taxes ...........................         1,867          1,415          2,910          2,987
Income tax expense ............................................           626            681            957          1,083
                                                                    ---------      ---------      ---------      ---------
NET INCOME ....................................................     $   1,241      $     734      $   1,953      $   1,904
                                                                    =========      =========      =========      =========
Other comprehensive income:
    Unrealized holding gains (losses) arising during the
     period ...................................................          (441)             4           (577)            26
    Income tax (expense) benefit related to items of other
     comprehensive income .....................................           150             (1)           196             (9)
                                                                    ---------      ---------      ---------      ---------
         Other comprehensive income, net of tax ...............          (291)             3           (381)            17
                                                                    ---------      ---------      ---------      ---------
COMPREHENSIVE INCOME ..........................................     $     950      $     737      $   1,572      $   1,921
                                                                    =========      =========      =========      =========
Income per share:
Basic and diluted earnings per share ..........................     $    8.77      $    5.24      $   13.66      $   13.60
                                                                    =========      =========      =========      =========
    Weighted average shares outstanding .......................       141,480        140,000        142,960        140,000
                                                                    =========      =========      =========      =========

         These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                      FIRST WESTERN CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              Six months ended June 30, 1999 and 1998 (Unaudited)
                                 (In thousands)

                                                                                 Six months ended June 30,
                                                                                 ------------------------
                                                                                    1999           1998
                                                                                 ---------      ---------
                                                                                (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net income ...............................................................     $   1,953      $   1,904
     Adjustments to reconcile net income to cash provided by operating activities:
       Provision for loan losses ...........................................         1,454            130
       Provision for losses on other real estate owned .....................            --             --
       Depreciation and amortization .......................................           555            286
       Net gains from sale of loans ........................................          (594)          (450)
       Proceeds from sale of loans held for sale ...........................        31,226         28,394
       Origination of loans held for sale ..................................       (27,975)       (26,935)
       Investment securities transactions, net .............................           175            (16)
       Increase in minority interest in consolidated subsidiaries ..........            --            (33)
     Changes in deferrals and accruals:
       Other assets ........................................................         1,933            165
       Other liabilities ...................................................        (4,000)           (68)
                                                                                 ---------      ---------
         Net cash provided by operating activities .........................         4,727          3,377
                                                                                 ---------      ---------
Cash flows from investing activities:
     Net (increase) decrease in federal funds sold .........................        10,770             (5)
     Net (increase) decrease in interest bearing deposits in other banks ...             3             50
     Purchase of investment securities available-for-sale ..................       (58,148)        (2,436)
     Purchase of investment securities held-to-maturity ....................          (127)          (100)
     Proceeds from sale of investment securities available-for-sale ........            --            500
     Proceeds from maturities/paydowns of investment securities ............        39,039         10,226
     Net increase in loans .................................................      (124,734)       (45,582)
     Expenditures for bank premises and equipment ..........................        (1,254)        (2,246)
     Proceeds from sale of real estate owned ...............................           162             53
                                                                                 ---------      ---------
         Net cash used in investing activities .............................      (134,289)       (39,540)
                                                                                 ---------      ---------
Cash flows from financing activities:
     Net increase in deposits ..............................................       109,032         34,416
     Net increase (decrease) in securities sold under agreements to
       repurchase...........................................................         4,483          1,167
     Advances from Federal Home Loan Bank ..................................            --          7,500
     Payments on Federal Home Loan Bank advances ...........................           (57)            --
     Proceeds from note payable ............................................         3,600            800
     Payments on note payable ..............................................        (8,790)          (980)
     Proceeds from trust preferred securities ..............................        23,000             --
     Debt issuance cost ....................................................        (1,102)            --
                                                                                 ---------      ---------
         Net cash provided by financing activities .........................       130,166         42,903
                                                                                 ---------      ---------
Net increase in cash and due from banks ....................................           604          6,740
Cash and due from banks at beginning of period .............................        13,892         10,427
                                                                                 ---------      ---------
Cash and due from banks at end of period ...................................     $  14,496      $  17,167
                                                                                 =========      =========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest ............................................................     $  12,452      $   5,635
       Income taxes ........................................................         1,174            950
Noncash transactions:
     Issuance of shares for minority interest of Firstate Bank .............           683             --

         These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                      FIRST WESTERN CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Three month period ended June 30, 1999 and 1998 (Unaudited)


1.       Summary of significant accounting policies

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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1999 and December 31, 1998, and the results of operations and cash flows for the three and six month periods ended June 30, 1999 and 1998.

         The consolidated financial statements include the accounts of the Company's respective subsidiaries. All material intercompany transactions have been eliminated.

2.       Nature of Operations

         First Western, a multibank holding company, offers full service community banking through 12 banking locations in metropolitan Denver and the Front Range, and two banking locations in western and central Nebraska. First Western's Colorado bank opened two new branches and a loan production office during the first six months of 1999.

3.       Acquisition

         In the first quarter of 1999, the Company exchanged 4,440 shares of its common stock for the 8.6% of Firstate Bank (Kimball, NE) that it did not own. Individuals already affiliated with the Company owned such minority shares. As the Company and its four shareholders at the time of the exchange owned 99.6% of the Nebraska bank and the remaining 0.4% was owned by other employees of the Company, it was determined by the boards of both entities that a book value exchange ratio represented a fair value for all parties. The fair value determined for this transaction was $683,000. No goodwill was recognized in connection with this transaction.

4.       Offering of Trust Preferred Securities by FW Capital I

         On February 16, 1999, the Company and its wholly owned subsidiary FW Capital I (the "Trust"), completed the sale of $23.0 million of 9.375% Cumulative Trust Preferred Securities of the Trust. Net proceeds were approximately $21.9 million after payment of sales commissions and other offering costs, and were invested in Junior Subordinated Debentures maturing February 16, 2029, issued by the Company to the Trust in connection with the public offering.

         Interest on the Junior Subordinated Debentures is paid by the Company to the Trust. This interest is the sole revenue of the Trust and the source for distributions by the Trust to the holders of the Trust Preferred Securities.

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

5.       Comprehensive Income

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards Number 130, ("Reporting Comprehensive Income"), which is effective for the fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 on January 1, 1998. Amounts formerly presented in Shareholder Equity as "Unrealized gains on securities available for sale, net of taxes", are now reflected as "Accumulated other comprehensive income".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. With the exception of historical information, the matters discussed below include forward-looking statements that involve risks and uncertainties. First Western cautions readers that a number of important factors could affect First Western's actual results and cause actual results to differ materially from those in the forward-looking statements. These statements are identified by words such as "may", "will", "should", "believe", "expect"," anticipate", "estimate", "continue" or similar expressions or comparable terminology. First Western's future operating results may be affected by various trends and factors, which are beyond First Western's control. These include the factors set forth in "Risk Factors" included in the registration statement of the Company declared effective on February 10, 1999 SEC File Nos. 333-67197 and 333-67197-01 and filed as an exhibit to this Form 10Q-SB. Accordingly, past results and trends may not be reliable indicators of future results or trends.

RESULTS OF OPERATIONS

Net interest income for the Company increased $2.0 million (62%) from $3.1 million for the three month period ended June 30, 1998, to $5.1 million for the three month period ended June 30, 1999 and $3.3 million (55%) from $6.1 million for the six month period ended June 30, 1998, to $9.4 million for the six month period ended June 30, 1999. The major components of this increase were:

         1. Interest income increased $4.7 million (80%) from $5.8 million for the three month period ended June 30, 1998 to $10.5 million for the three month period ended June 30, 1999 and increased $8.0 million (71%) from $11.2 million for the six month period ended June 30, 1998 to $19.2 million for the six month period ended June 30, 1999. This is a direct result of average earning assets increasing $204.5 million (87%) from $233.7 million for the three month period ended June 30, 1998 to $438.2 million for the three month period ended at June 30, 1999, and increasing $179.8 million (79%) from $227.9 million for the six month period ended June 30, 1998 to $407.7 million for the six month period ended at June 30, 1999. Most of the Company's earning assets (88% at June 30, 1999) are loans, a large portion of which have floating rates and are tied to the prime rate.

         2. Interest expense increased $2.7 million (101%) from $2.7 million for the three month period ended June 30, 1998 to $5.4 million for the three month period ended June 30, 1999 and increased $4.7 million (91%) from $5.1 million for the six month period ended June 30, 1998 to $9.8 million for the six month period ended June 30, 1999. This is a result of average interest bearing liabilities increasing $169.6 million (85%) from $200.1 million for the three month period ended June 30, 1998 to $369.7 million for the three month period ended at June 30, 1999, and increasing $155.3 million (80%) from $194.1 million for the six month period ended June 30, 1998 to $349.4 million for the six month period ended at June 30, 1999.

         3. Net interest margin decreased 0.73% (14% change) from 5.38% for the three month period ended June 30, 1998 to 4.65% for the three month period ended June 30, 1999 and decreased 0.72% (14% change) from 5.32% for the six month period ended June 30, 1998 to 4.60% for the six month period ended June 30, 1999. The sources of these changes are:

                  a) Yields on earning assets decreased 0.39% (4% change) from 10.0% for the three month period ended June 30, 1998 to 9.61% for the three month period ended June 30, 1999, and decreased 0.43% (4% change) from 9.82% for the six month period ended June 30, 1998 to 9.39% for the six month period ended June 30, 1999. This reflects the impact of a 0.75% decrease in the prime-lending rate, which occurred during the second quarter of 1998.

                  b) Costs of interest bearing liabilities increased 0.48% (9% change) from 5.40% for the three month period ended June 30, 1998 to 5.88% for the three month period ended June 30, 1999, and increased 0.31% (6% change) from 5.28% for the six month period ended June 30, 1998 to 5.59% for the six month period ended June 30, 1999. This is the result of offering a higher interest rate on deposits during new branch promotional campaigns and the impact of interest expense at 9.375% for $23.0 million of Trust Preferred Securities.


Provision for loan losses increased by $454,000 (757%) from $60,000 for the three month period ended June 30, 1998 to $514,000 for the three month period ended June 30, 1999 and increased $1.3 million (1091%) from $120,000 for the six month period ended June 30, 1998 to $1.4 million for the six month period ended June 30, 1999. As a result of a $203.7 million (96%) increase in gross loans from $211.2 million at June 30, 1998 to $414.9 million at June 30, 1999, the Company modified its systematic methodology for determining the allowance for loan losses, providing a better match between period provisions and period loan originations.

Non-interest income increased $433,000 (71%) from $606,000 for the three month period ended June 30, 1998 to $1.0 million for the three month period ended June 30, 1999 and increased $695,000 (58%) from $1.2 million for the six month period ended June 30, 1998 to $1.9 million for the six month period ended June 30, 1999. The major components of the increase were:

         1. Fees for other customer services increased $197,000 (74%) from $266,000 for the three month period ended June 30, 1998 to $463,000 for the three month period ended June 30, 1999 and increased $375,000 (75%) from $497,000 for the six month period ended June 30, 1998 to $872,000 for the six month period ended June 30, 1999. This increase resulted from additional customer accounts at current branches and at new branch locations.

         2. Net gains from sale of loans increased $136,000 (73%) from $187,000 for the three month period ended June 30, 1998 to $323,000 for the three month period ended June 30, 1999 and increased $144,000 (32%) from $450,000 for the six month period ended June 30, 1998 to $594,000 for the six month period ended June 30, 1999. The gains increased due to demand for first mortgages that were sold into the secondary market with servicing released.

         3. Commissions and fees from brokerage activities increased $86,000 (307%) from $28,000 for the three month period ended June 30, 1998 to $114,000 for the three month period ended June 30, 1999 and increased $120,000 (197%) from $61,000 for the six month period ended June 30, 1998 to $181,000 for the six month period ended June 30, 1999. This resulted from the expansion of the Company's brokerage services into additional branch locations.

Non-interest expenses increased $1.5 million (65%) from $2.3 million for the three month period ended June 30, 1998, to $3.8 million for the three month period ended June 30, 1999 and $2.8 million (67%) from $4.2 million for the six month period ended June 30, 1998, to $7.0 million for the six month period ended June 30, 1999. The major components of the increase were:

         1. Salaries and employee benefits increased $758,000 (65%) from $1.2 million for the three month period ended June 30, 1998 to $1.9 million for the three month period ended June 30, 1999 and increased $1.6 million (72%) from $2.1 million for the six month period ended June 30, 1998 to $3.7 million for the six month period ended June 30, 1999. The increase is the result of additional staff hired in connection with opening five additional branch locations.

         2. Net occupancy expense of premises increased $168,000 (45%) from $376,000 for the three month period ended June 30, 1998 to $544,000 for the three month period ended June 30, 1999 and increased $408,000 (66%) from $622,000 million for the six month period ended June 30, 1998 to $1.0 million for the six month period ended June 30, 1999.

         3. Purchased services increased $210,000 (91%) from $230,000 for the three month period ended June 30, 1998 to $440,000 for the three month period ended June 30, 1999 and increased $307,000 (69%) from $448,000 for the six month period ended June 30, 1998 to $755,000 for the six month period ended June 30, 1999. The majority of this increase is related to data processing services for new branches and costs related to year 2000 compliancy upgrades.

         4. Other non-interest expenses increased $302,000 (71%) from $423,000 for the three month period ended June 30, 1998 to $725,000 for the three month period ended June 30, 1999 and increased $504,000 (68%) from $745,000 for the six month period ended June 30, 1998 to $1.2 million for the six month period ended June 30, 1999. This increase results from additional expenses relating to telephone, marketing and FDIC insurance, and is attributed to the increase in branch locations.

Net income increased $507,000 (69%) from $734,000 for the three month period ended June 30, 1998 to $1.2 million for the three month period ended June 30, 1999 and increased $49,000 (3%) from $1.9 million for the six month period ended June 30, 1998 to $2.0 million for the six month period ended June 30, 1999. The nominal six months year to date increase is primarily a result of the increased provision for loan losses.

FINANCIAL CONDITION

Total assets increased $132.2 million (36%) from $367.2 million as of December 31, 1998, to $499.4 million at June 30, 1999. This growth was the result of:

         1. Net loans receivable increased $123.5 million (43%), increasing from $287.8 million at December 31, 1998 to $411.3 million at June 30, 1999. This resulted from an increase in loan demand in the Company's market areas, the continued growth of several of the Company's newer branches, and the opening of two new branches and a loan production office by the Company during the first six months of 1999.

         2. Investment securities increased by $18.7 million (55%), increasing from $34.2 million at December 31, 1998 to $52.9 million at June 30, 1999. Excess liquidity at the bank subsidiary level was used for the purchase of callable US agency bonds with above market coupon rates, short term to call maturities, and 5 year or less final maturities.

         3. Loans held for sale decreased $2.7 million (51%), decreasing from $5.2 million at December 31, 1998 to $2.5 million at June 30, 1999. The Company originates single family mortgages and sells them in the secondary market. An emphasis has been placed on shortening the time from loan closing to investor funding, thus reducing the outstanding balance in loans held for sale.

         4. Federal funds sold decreased $10.8 million (81%), decreasing from $13.3 million at December 31, 1998 to $2.5 million at June 30, 1999. This is the result of moving excess liquidity from federal funds sold to short term investments in securities, taking advantage of higher yields available on investment securities.

Deposits increased $109.0 million (34%) from $319.5 million as of December 31, 1998 to $428.5 million at June 30, 1999. The change was the result of:

         1. An increase in time deposits of $100.6 million (39%), increasing from $259.9 million at December 31, 1998 to $360.5 million at June 30, 1999. The Company utilized promotional campaigns, designed around new branch openings, to generate an increase in certificates of deposit with balances of less than $100,000.

         2. An increase of $4.3 million (28%), in interest bearing demand deposits, increasing from $14.9 million at December 31, 1998 to $19.2 million at June 30, 1999. This resulted primarily from the addition of several seasoned bankers who focus on cash management services, and servicing high net worth customers.

         3. An increase of $4.2 million (9%) in non-interest bearing demand deposits, increasing from $44.7 million at December 31, 1998 to $48.9 million at June 30, 1999. This resulted from the addition of the cash management function and cross selling customers obtained as a result of promotional campaigns.

On February 16, 1999, the Company and its wholly owned subsidiary, FW Capital 1 (the "Trust"), completed the sale of $23.0 million of 9.375% Cumulative Trust Preferred Securities of the Trust. Net proceeds were approximately $21.9 million after payment of sales commissions and other offering costs, and were invested in Junior Subordinated Debentures issued by the Company to the Trust in connection with the public offering. Interest on the Junior Subordinated Debentures is paid by the Company to the Trust. This interest is the sole revenue of the trust and the source for distributions by the Trust to the holders of the Trust Preferred Securities.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and related ratios:

                                                         Six Months Ended
                                                   ----------------------------
                                                   June 30, 1999  June 30, 1998
                                                   -------------  -------------
                                                          (in thousands)
Balance, beginning of period                          $ 2,187        $ 1,321
Provision for loan losses                               1,429            120
Net charge offs (recoveries)                               (5)           (10)
                                                      -------        -------
Balance, end of period                                $ 3,621        $ 1,451
                                                      =======        =======

Ratios:
Allowance for loan losses to total loans                 0.87%         0.69%
Allowance for loan losses to non-performing loans         528%          108%

The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance for loan losses is maintained at a level that is considered adequate to provide for anticipated loan losses, based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience and evaluation of the underlying collateral. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.

The following table presents information and ratios of the Company's non-performing assets as of the dates indicated:

                                                                          June 30,
                                                                     ------------------
                                                                      1999        1998
                                                                     ------      ------
                                                                       (in thousands)
Loans 90 days or more delinquent and still accruing interest         $  334      $  692
Non-accrual loans                                                       352         489
Restructured loans                                                       --          --
                                                                     ------      ------
Total non-performing loans                                              686       1,181
Real estate acquired by foreclosure                                      --         159
                                                                     ------      ------
Total non-performing assets                                          $  686      $1,340
                                                                     ======      ======

Ratios:
Non-performing assets to total assets                                  0.14%       0.49%
Non-performing loans to total loans                                    0.17%       0.56%

LIQUIDITY

First Western continuously forecasts and manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and to allow First Western to meet its own cash flow needs. Management has identified two major categories of liquidity:

1) Ongoing business cash flows:
         The Company's major source of cash flows is provided by financing activities, $130.2 million for the six-month period ended June 30, 1999 and $42.9 million for the six-month period ended June 30, 1998. Cash provided consisted primarily of deposit growth and proceeds from the issuance of trust preferred securities for the six months ended June 30, 1999, and deposit growth and advances from the Federal Home Loan Bank for the six months ended June 30, 1998.

         The major use of cash flows for the company is in investing activities; $134.3 million for the six-month period ended June 30, 1999 and $39.5 million for the six-month period ended June 30, 1998. For the six-month period ended June 30, 1999, the major components of this use were a $124.7 million increase in net loans, and a net increase of $19.2 million in investment securities. For the six-month period ended June 30, 1998, the major component was a $45.6 million increase in net loans.

2) Backup sources of liquidity

         Management believes it has developed sufficient backup sources of liquidity to meet the Company's needs for the foreseeable future. These internal and external sources include, but are not limited to:

         a) The ability to raise deposits through branch promotional campaigns
         b) Maturity of overnight federal funds sold ($3 million available as of June 30, 1999)
         c) Sale of available-for-sale securities ($47 million available as of June 30, 1999)
         d)       Available borrowing lines ($44 million available as of June
                  30, 1999)
         e) Increased borrowing lines available at the Federal Home Loan Bank with the purchase of additional Federal Home Loan Bank stock ($9.7 million available as of June 30, 1999)

DATA PROCESSING SYSTEMS AND YEAR 2000 COMPLIANCE

As a result of computer routines employed by early programers, many existing software programs and operating systems may be unable to distinguish the year 2000 from the year 1900. Management presently believes that due to modifications implemented in the first half of 1999 to existing software and conversion to new software, the year 2000 issue will not pose significant operational problems for us. Substantially all of our data processing services are provided under a contract with First Commerce Technologies, an affiliate of the National Bank of Commerce, Lincoln, Nebraska. First Commerce Technologies has been engaged by us to ensure that our systems are fully year 2000 compliant. Substantially all of the year 2000 services of First Commerce Technologies have been completed, and it provides us with status reports on a monthly basis. Management believes that, to date, our software programs and operating systems are completely converted, tested and year 2000 compliant. Implementation of our plan to test in-house and outsourced software has been completed. Applications considered to be mission critical were tested during the first quarter of 1999, with successful results. Compliance audits performed to date on our subsidiaries have been positive and no specific items of improvement were noted.

In conjunction with the implementation of our year 2000 plan, we have also made substantial investments in computer hardware and software to keep our banks competitive in the marketplace. With the majority of the expenditures completed, management estimates that we have spent a total of $1.0 million on technology upgrades, with approximately $160,000 being spent directly on year 2000 compliance. The plan implementation team is responsible for progress and provides a status report to the board of directors on a monthly basis. Management is not aware of limitations on any of our legal remedies as a result of year 2000 damages it may suffer should damages be incurred due to any reason.

In the event that a year 2000 related interruption should occur over which we have no control (i.e. communication line interruption, lack of electrical services) we have developed a two prong contingency plan which would be implemented based on the expected duration and nature of the interruption. In the event of a loss of computer communications, loss of utilities or a expected short duration interruption, a manual back up process has been developed and will be completely tested in the third quarter of 1999. In the event that our primary service provider fails and is unsuccessful in implementing its backup contingency plan, we have identified an alternate vendor. Management believes that the alternate vendor has the ability to provide the service to meet our needs because this vendor has software that is year 2000 compliant which is installed with other parties and would provide a warranty to us as to year 2000 compliance. In the event we were to use the alternate vendor, management believes that the monthly processing costs could increase marginally, and a one-time conversion cost in the range of $50,000 to $100,000 would probably be incurred.

Pursuant to guidelines of the banking industry regulators, our bank subsidiaries have sent direct mail to their customers regarding the year 2000 issue and the need for readiness. However, response to these inquiries has not been significant. Management intends to continue to solicit customer response on this matter. Since September 1998, commercial loan customers have been required to sign year 2000 compliance statements as a part of the loan documentation process. Failure of our customers to prepare for year 2000 compatibility could have a significant adverse effect on customers' operations and profitability, thus inhibiting their ability to repay loans and adversely affecting our operations. We do not have sufficient information accumulated from customers to enable us to assess the degree to which customers' operations are susceptible to potential problems relating to the year 2000 issue or, further, to quantify the potential lost revenue to us in this case.

PART II. OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (i)      Exhibits filed with this Form 10-QSB:

         Exhibit No.    Description
         -----------    -----------
              27        Financial Data Schedule.

              99        Risk Factors incorporated by reference from First
                         Western's Rule 424(b) Prospectus filed on February
                         10, 1999.

         (ii) Exhibits previously filed and incorporated herein by reference:

         Exhibit No.    Description
         -----------    -----------

             3.1        Articles of Incorporation of First Western Corp., as
                         amended and restated (1).

             3.2        Amended Bylaws of First Western Corp (1).

             4.1        Form of Subordinated Indenture dated February 15,
                         1999 between the Registrant and Wilmington Trust
                         Company, as Indenture Trustee (1).

             4.2        Form of Junior Subordinated Debenture (included as an
                         exhibit to Exhibit 4.1).

             4.5        Form of Amended and Restated Trust Agreement of FW
                         Capital I (1).

             4.7        Form of Preferred Securities Guarantee Agreement (1).

             21         Subsidiaries of the Registrant (1).

----------
(1) Filed with the Registration Statement on Form SB-2, SEC File No. 333-67107, on November 13, 1998.



(b)      Reports on Form 8-K -- None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST WESTERN CORP.


Date:      August 11, 1999          By: /s/  Timothy D. Wiens
           ---------------              ----------------------------------------
                                        Vice President and Vice Chairman

Date:      August 11, 1999          By: /s/  Ronald B. James
           ---------------              ----------------------------------------
                                        Ronald B. James, Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DOCUMENT DESCRIPTION
-------        --------------------
  27           Financial Data Schedule

  99           Risk Factors