Form 10QSB
period 1999-09-30
FIRSTIER BANCORP INC
filed 1999-11-03
CIK 876180

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB



                (Mark One)
                [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999.
                                               ------------------

                [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____________ to ________________.


                        Commission file number 000-25295

                             FIRSTIER BANCORP, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

                           Colorado                                              47-0484682
                           --------                                              ----------
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

                               First Western Corp.
                               -------------------
            (Former name, former address and former fiscal year, if
                          changed since last report.)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ----    ----


         As of September 30, 1999, there were 7,579,667 shares of the registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                             FIRSTIER BANCORP, INC.





                                TABLE OF CONTENTS



  PART I              FINANCIAL INFORMATION                                                               PAGE NO.
                      ---------------------

                      Item 1.                Financial Statements                                            2

                      Item 2.                Management's Discussion and Analysis of Financial
                                             Condition and Results of Operations                             7
  PART II.            OTHER INFORMATION
                      -----------------

                      Item 4.                Submission of Matters to a Vote of Security Holders            13
                      Item 6.                Exhibits and Reports on Form 8-K                               13

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                     FIRSTIER BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
              September 30, 1999 (Unaudited) and December 31, 1998
                                 (In thousands)

                                                                                 September 30,    December 31,
                                                                                     1999             1998
                                                                                 -------------    ------------
                                                                                  (Unaudited)
                                           ASSETS

Cash and due from banks ....................................................      $   26,975       $   13,892
Interest bearing deposits in other banks ...................................              --                3
Federal funds sold .........................................................           2,500           13,270
Investment securities:
  Available-for-sale, at fair value ........................................          39,361           27,082
  Held-to-maturity, at amortized cost, fair value of $6,200, in 1999 and
     $7,250, in 1998 .......................................................           6,154            7,146
                                                                                  ----------       ----------
         Total investment securities .......................................          45,515           34,228
Loans held for sale ........................................................           2,948            5,193
Gross loans receivable: ....................................................         517,549          290,875
  Less: unearned loan fees .................................................          (1,706)            (886)
        allowance for loan losses ..........................................          (4,364)          (2,187)
                                                                                  ----------       ----------
         Net loans receivable ..............................................         511,479          287,802
Premises and equipment, net ................................................          10,437            8,308
Preferred securities issuance cost, net ....................................           1,092               --
Other assets ...............................................................           7,198            4,511
                                                                                  ----------       ----------
         TOTAL ASSETS ......................................................      $  608,144       $  367,207
                                                                                  ==========       ==========

                                          LIABILITIES

Deposits:
  Demand non-interest bearing ..............................................      $   56,184       $   44,653
  Demand interest bearing ..................................................          18,586           14,919
  Time .....................................................................         441,696          259,908
                                                                                  ----------       ----------
         Total deposits ....................................................         516,466          319,480
Federal funds sold and securities sold under agreements to repurchase ......          20,268            5,080
Note payable ...............................................................          11,750            8,790
Federal Home Loan Bank borrowings ..........................................           8,593            8,650
Other liabilities ..........................................................           3,739            3,818
                                                                                  ----------       ----------
         Total liabilities .................................................         560,816          345,818
Minority interest in consolidated subsidiaries .............................              --              683
Company obligated mandatorily redeemable preferred securities of subsidiary
  trust holding solely Junior Subordinated Debentures ......................          23,000               --

                                           STOCKHOLDERS' EQUITY

Preferred stock, 20,000,000 shares authorized; no shares issued and
    outstanding at December 31, 1998 and September 30, 1999 (unaudited).....              --               --
Common stock, 50,000,000 shares authorized; shares issued and outstanding :
    7,346,673 at December 31, 1998 and 7,579,667 at September 30, 1999
    (unaudited) ............................................................           1,520              837
Retained earnings ..........................................................          22,904           19,460
Accumulated other comprehensive income .....................................             (96)             409
                                                                                  ----------       ----------
         Total stockholders' equity ........................................          24,328           20,706
                                                                                  ----------       ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................      $  608,144       $  367,207
                                                                                  ==========       ==========

 These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                     FIRSTIER BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
Three months ended September 30, 1999 and 1998 (Unaudited) and nine months ended
                    September 30, 1999 and 1998 (Unaudited)
                 (In thousands, except share and per share data)

                                                                 Three months ended September 30,   Nine months ended September 30,
                                                                      1999              1998            1999              1998
                                                                 -------------     --------------   ------------     --------------
                                                                  (Unaudited)        (Unaudited)     (Unaudited)       (Unaudited)
Interest income:
  Loans, including fees ......................................    $     12,178     $      6,612     $     29,820     $     16,808
  Taxable investment securities ..............................             531              392            1,340              775
  Nontaxable investment securities ...........................             128              126              390              369
  Dividends on investment securities .........................              11               15               36               56
  Federal funds sold .........................................             132              381              546              707
                                                                  ------------     ------------     ------------     ------------
         Total interest income ...............................          12,980            7,526           32,132           18,715
                                                                  ------------     ------------     ------------     ------------
Interest expense:
  Deposits ...................................................           5,770            3,406           14,265            8,185
  Federal funds purchased ....................................              36                2               60                8
  Securities sold under agreements to repurchase .............              56               33              157               75
  Note payable ...............................................              66               72              150              182
  Trust preferred securities .................................             545               --            1,360               --
  Federal Home Loan Bank borrowings ..........................             138              116              392              305
                                                                  ------------     ------------     ------------     ------------
         Total interest expense ..............................           6,611            3,629           16,384            8,755
                                                                  ------------     ------------     ------------     ------------
         Net interest income .................................           6,369            3,897           15,748            9,960
Provision for loan losses ....................................             745               60            2,174              180
                                                                  ------------     ------------     ------------     ------------
Net interest income after provision for loan losses ..........           5,624            3,837           13,574            9,780
                                                                  ------------     ------------     ------------     ------------
Non-interest income:
  Fees for other customer services ...........................             559              229            1,431              726
  Net gains from sale of loans ...............................              78              266              672              716
  Commissions and fees from brokerage activities .............              67               72              248              133
  Investment securities transactions, net ....................              --                1               --               (3)
  Other operating income .....................................             150              209              402              409
                                                                  ------------     ------------     ------------     ------------
         Total non-interest income ...........................             854              777            2,753            1,981
                                                                  ------------     ------------     ------------     ------------
Non-interest expenses:
  Salaries and employee benefits .............................           2,175            1,412            5,851            3,545
  Net occupancy expense of premises ..........................             590              485            1,620            1,107
  Purchased services .........................................             569              458            1,324              906
  Office supplies ............................................             118               81              347              233
  Minority interest in income of consolidated subsidiaries ...              --               33               --               93
  Other operating expenses ...................................             661              414            1,910            1,159
                                                                  ------------     ------------     ------------     ------------
         Total non-interest expenses .........................           4,113            2,883           11,052            7,043
                                                                  ------------     ------------     ------------     ------------
         Income before income taxes ..........................           2,365            1,731            5,275            4,718
Income tax expense ...........................................             868              682            1,825            1,765
                                                                  ------------     ------------     ------------     ------------
NET INCOME ...................................................    $      1,497     $      1,049     $      3,450     $      2,953
                                                                  ============     ============     ============     ============
Other comprehensive income:
    Unrealized holding gains (losses) arising during the
     period ..................................................            (198)             (26)            (819)               6
    Unrealized holding gains (losses) arising during prior
     periods, realized during current period .................               1               --               45               --
    Income tax (expense) benefit related to items of other
     comprehensive income ....................................              67                9              263               (2)
                                                                  ------------     ------------     ------------     ------------
         Other comprehensive income (loss), net of tax .......            (130)             (17)            (511)               4
                                                                  ------------     ------------     ------------     ------------
COMPREHENSIVE INCOME .........................................    $      1,367     $      1,036     $      2,939     $      2,957
                                                                  ============     ============     ============     ============
Income per share:
Basic and diluted earnings per share .........................    $       0.20     $       0.14     $       0.46     $       0.40
                                                                  ============     ============     ============     ============
    Weighted average shares outstanding ......................       7,579,667        7,346,673        7,527,891        7,346,673
                                                                  ============     ============     ============     ============

 These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                     FIRSTIER BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine months ended September 30, 1999 and 1998 (Unaudited)
                                 (In thousands)

                                                                                      Nine months ended September 30,
                                                                                      -------------------------------
                                                                                          1999               1998
                                                                                      ------------       ------------
                                                                                       (Unaudited)        (Unaudited)
Cash flows from operating activities:
  Net income .....................................................................      $    3,450       $    2,953
     Adjustments to reconcile net income to cash provided by operating activities:
       Provision for loan losses .................................................           2,177              180
       Depreciation and amortization .............................................             873              493
       Net gains from sale of loans ..............................................            (672)          (4,716)
       Proceeds from sale of loans held for sale .................................          44,190           40,660
       Origination of loans held for sale ........................................         (41,273)         (41,074)
       Investment securities transactions, net ...................................             283                3
       Increase in minority interest in consolidated subsidiaries ................              --                2
     Changes in deferrals and accruals:
       Other assets ..............................................................          (1,188)            (545)
       Other liabilities .........................................................          (1,792)             740
                                                                                        ----------       ----------
         Net cash provided by operating activities ...............................           6,048            2,696
                                                                                        ----------       ----------
Cash flows from investing activities:
     Net (increase) decrease in federal funds sold ...............................          10,770           (1,170)
     Net (increase) decrease in interest bearing deposits in other banks .........               3              143
     Purchase of investment securities available-for-sale ........................         (71,081)         (90,942)
     Purchase of investment securities held-to-maturity ..........................            (127)              --
     Proceeds from sale of investment securities available-for-sale ..............              --           30,154
     Proceeds from maturities/paydowns of investment securities ..................          39,127           44,956
     Net increase in loans .......................................................        (225,854)         (83,267)
     Expenditures for bank premises and equipment ................................          (2,950)          (2,734)
     Proceeds from sale of real estate owned .....................................             162               --
                                                                                        ----------       ----------
         Net cash used in investing activities ...................................        (229,950)        (102,860)
                                                                                        ----------       ----------
Cash flows from financing activities:
     Net increase in deposits ....................................................         196,986           93,750
     Net increase (decrease) in securities sold under agreements to repurchase ...          15,188              516
     Advances from Federal Home Loan Bank ........................................              --            7,500
     Payments on Federal Home Loan Bank advances .................................             (57)              --
     Proceeds from note payable ..................................................          11,750            3,850
     Payments on note payable ....................................................          (8,790)          (1,430)
     Proceeds from trust preferred securities ....................................          23,000               --
     Debt issuance cost ..........................................................          (1,092)              --
                                                                                        ----------       ----------
         Net cash provided by financing activities ...............................         236,985          104,186
                                                                                        ----------       ----------
Net increase in cash and due from banks ..........................................          13,083            4,022
Cash and due from banks at beginning of period ...................................          13,892           10,427
                                                                                        ----------       ----------
Cash and due from banks at end of period .........................................      $   26,975       $   14,449
                                                                                        ==========       ==========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest ..................................................................      $   17,682       $    8,631
       Income taxes ..............................................................           2,004            1,444
Noncash transactions:
     Conversion of loans to other real estate owned ..............................              91              761
     Issuance of shares for minority interest of Firstate Bank ...................             683               --

 These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                     FIRSTIER BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        Three month period ended September 30, 1999 and 1998 (Unaudited)


1.                Summary of significant account policies

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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1999 and December 31, 1998, and the results of operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998.

         The consolidated financial statements include the accounts of the Company's respective subsidiaries. All material intercompany transactions have been eliminated.

2.                Nature of Operations

         FirsTier, a multibank holding company, offers full service community banking through 15 banking locations in metropolitan Denver and northern Colorado, and two banking locations in western and central Nebraska. FirsTier's Colorado bank opened four new branches and a loan production office during the first nine months of 1999.

3.                Corporate Restructuring

         On September 14, 1999 the company changed its state of incorporation to Colorado and changed its name to FirsTier Bancorp, Inc. from First Western Corp. As a result of the reincorporation, the Company's common stock and surplus accounts have been combined. Also the Company effected a 52.48 for one common stock split. All share and per share amounts contained in these financial statements have been restated for this reorganization.

4.                1999 Stock Incentive Plan

         As of September 15, 1999 the Company adopted the 1999 Stock Incentive Plan to provide incentives for eligible persons including employees, non-employee directors and consultants to the company and its subsidiaries. The total number of Company shares to be issued under this plan shall not exceed 1,700,000 shares. Incentive awards may be granted by the Company's Board of Directors under this plan. To date, all stock options granted permit the holder to purchase, under certain limitations, the Company's common stock at a price not less than 100% of the market value of the stock on the date the option was granted. These options terminate, contingent upon continued employment and other factors, approximately 10 years from the date of grant. At the time of the initial adoption of the plan, 500,000 shares were granted under this plan to an executive officer. The exercise price per share is $12.00 per share.

5.                Acquisition

         In the first quarter of 1999, the Company exchanged 232,994 shares of its common stock for the 8.6% of Firstate Bank (Kimball, NE) that it did not own. Such minority shares were owned by individuals already affiliated with the Company. As the Company and its four shareholders at the time of the exchange owned 99.6% of the Nebraska bank and the remaining 0.4% was owned by other persons who were affiliated with the Company, it was determined by the boards of both entities that a book value exchange ratio represented a fair value for all parties. The fair value determined for this transaction was $683,000. No goodwill was recognized in connection with this transaction.

6.                Offering of Trust Preferred Securities by FW Capital I

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

7.                Comprehensive Income

         The Financial Accounting Standards Board (FASB) has issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 on January 1, 1998. Amounts formerly presented in Stockholder Equity as "Unrealized gains on securities available for sale, net of taxes", are now reflected as "Accumulated other comprehensive income".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. FirsTier's future operating results may be affected by various trends and factors, which are beyond FirsTier's control. These include the factors set forth in "Risk Factors" and "Cautionary Statements" included in the registration statement of the Company declared effective on February 10, 1999 SEC File Nos. 333-67197 and 333-67197-01. Accordingly, past results and trends may not be reliable indicators of future results or trends. With the exception of historical information, the matters discussed below include forward-looking statements that involve risks and uncertainties. FirsTier cautions readers that a number of important factors could affect FirsTier's actual results and cause actual results to differ materially from those in the forward-looking statements.

RESULTS OF OPERATIONS

Net interest income for the Company increased $2.5 million (63%) from $3.9 million for the three month period ended September 30, 1998, to $6.4 million for the three month period ended September 30, 1999 and $5.8 million (58%) from $10.0 million for the nine month period ended September 30, 1998, to $15.7 million for the nine month period ended September 30, 1999. The major components of this increase were:

         1. Interest income increased $ 5.5 million (72%) from $7.5 million for the three month period ended September 30, 1998 to $13.0 million for the three month period ended September 30, 1999 and increased $13.4 million (72%) from $18.7 million for the nine month period ended September 30, 1998 to $32.1 million for the nine month period ended September 30, 1999. This is a direct result of average earning assets increasing $241.5 million (87%) from $278.3 million for the three month period ended September 30, 1998 to $519.8 million for the three month period ended September 30, 1999, and increasing $194.6 million (75%) from $260.1 million for the nine month period ended September 30, 1998 to $454.7 million for the nine month period ended September 30, 1999. Most of the Company's earning assets (91% at September 30, 1999) are loans, a large portion of which have floating rates and are tied to the prime rate.

         2. Interest expense increased $ 3.0 million (82%) from $3.6 million for the three month period ended September 30, 1998 to $6.6 million for the three month period ended September 30, 1999 and increased $7.6 million (87%) from $8.8 million for the nine month period ended September 30, 1998 to $16.4 million for the nine month period ended September 30, 1999. This is a result of average interest bearing liabilities increasing $208.9 million (86%) from $242.2 million for the three month period ended September 30, 1998 to $451.1 million for the three month period ended September 30, 1999, and increasing $176.5 million (79%) from $222.6 million for the nine month period ended September 30, 1998 to $399.1 million for the nine month period ended September 30, 1999.

         3. Net interest margin decreased 0.70% (13% change) from 5.60% for the three month period ended September 30, 1998 to 4.90% for the three month period ended September 30, 1999 and decreased 0.49% (10% change) from 5.11% for the nine month period ended September 30, 1998 to 4.62% for the nine month period ended September 30, 1999. The sources of these changes are:

                  a) Yields on earning assets decreased 0.83% (8% change) from 10.82% for the three month period ended September 30, 1998 to 9.99% for the three month period ended September 30, 1999, and decreased 0.17% (2% change) from 9.59% for the nine month period ended September 30, 1998 to 9.42% for the nine month period ended September 30, 1999. This reflects the impact of an average 0.75% decrease in the prime lending rate.

                  b) Costs of interest bearing liabilities decreased 0.13% (2% change) from 5.99% for the three month period ended September 30, 1998 to 5.86% for the three month period ended September 30, 1999, and increased 0.23% (4% change) from 5.24% for the nine month period ended September 30, 1998 to 5.47% for the nine month period ended September 30, 1999. This is the result of bonus rates paid during promotional campaigns related to the grand openings of new branch locations, the lagged impact of market interest rate reductions on fixed rate time deposits, as well as the impact of $23.0 million of trust preferred securities at 9.375% included in the liability mix.


Provision for loan losses increased by $685,000 (1,141%) from $60,000 for the three month period ended September 30, 1998 to $745,000 for the three month period ended September 30, 1999 and increased $2.0 million (1,108%) from $180,000 for the nine month period ended September 30, 1998 to $2.2 million for the nine month period ended September 30, 1999. In response to a sustained significant growth rate in the Company's loan portfolio, management reviewed and revised the methodology for estimating the adequacy of the allowance for loan losses in the fourth quarter of 1998. The methodology was further revised in the first quarter of 1999. The revised methodology permits a closer match between period loan loss provisions and period loan originations.

Non-interest income increased $77,000 (10%) from $777,000 for the three month period ended September 30, 1998 to $854,000 for the three month period ended September 30, 1999 and increased $772,000 (39%) from $2.0 million for the nine month period ended September 30, 1998 to $2.8 million for the nine month period ended September 30, 1999. The two major components of the increase were:

         1. Fees for other customer services increased $330,000 (144%) from $229,000 for the three month period ended September 30, 1998 to $559,000 for the three month period ended September 30, 1999 and increased $705,000 (97%) from $726,000 for the nine month period ended September 30, 1998 to $1.4 million for the nine month period ended September 30, 1999. This increase resulted from additional customer accounts at our branch locations.

         2. Net gains from sale of loans decreased $188,000 (71%) from $266,000 for the three month period ended September 30, 1998 to $78,000 for the three month period ended September 30, 1999 and decreased $44,000 (6%) from $716,000 for the nine month period ended September 30, 1998 to $672,000 for the nine month period ended September 30, 1999. The Company experienced a staffing turnover in the mortgage origination division in the third quarter of 1999, which caused a temporary decrease in the level of mortgage loans originated and sold. The vacant positions have subsequently been filled.


Non-interest expense increased $1.2 million (43%) from $2.9 million for the three month period ended September 30, 1998, to $4.1 million for the three month period ended September 30, 1999 and $4.0 million (57%) from $7.0 million for the nine month period ended September 30, 1998, to $11.1 million for the nine month period ended September 30, 1999. The major components of the increase were:

         1. Salaries and employee benefits increased $763,000 (54%) from $1.4 million for the three month period ended September 30, 1998 to $2.2 million for the three month period ended September 30, 1999 and increased $2.3 million (65%) from $3.5 million for the nine month period ended September 30, 1998 to $5.9 million for the nine month period ended September 30, 1999. The increase is the result of staffing four additional branch locations and a loan production office in 1999.

         2. Net occupancy expense of premises increased $105,000 (22%) from $485,000 for the three month period ended September 30, 1998 to $590,000 for the three month period ended September 30, 1999 and increased $513,000 (46%) from $1.1 million for the nine month period ended September 30, 1998 to $1.6 million for the nine month period ended September 30, 1999. The increase represents the cost of five additional banking facilities in 1999.

         3. Purchased services increased $111,000 (24%) from $458,000 for the three month period ended September 30, 1998 to $569,000 for the three month period ended September 30, 1999 and increased $418,000 (46%) from $906,000 for the nine month period ended September 30, 1998 to $1.3 million for the nine month period ended September 30, 1999. The majority of this increase is related to data processing services for new branches and the costs related to year 2000 compliancy upgrades.

         4. Other non-interest expenses increased $247,000 (60%) from $414,000 for the three month period ended September 30, 1998 to $661,000 for the three month period ended September 30, 1999 and increased $751,000 (65%) from $1.2 million for the nine month period ended September 30, 1998 to $1.9 million for the nine month period ended September 30, 1999. This increase results from additional expenses relating to telephone, marketing, and FDIC insurance, and is attributed to the increase in branch locations.

Net income increased $448,000 (43%) from $1.0 million for the three month period ended September 30, 1998 to $1.5 million for the three month period ended September 30, 1999 and increased $497,000 (17%) from $3.0 million for the nine month period ended September 30, 1998 to $3.5 million for the nine month period ended September 30, 1999. The increased provision for loan losses made in the first quarter of 1999 reduced the net income growth in the nine months year to date figures.

FINANCIAL CONDITION

Total assets increased $240.9 million (66%) from $367.2 million as of December 31, 1998, to $608.1 million at September 30, 1999. This growth was the result of:

         1. Cash and due from banks increased $13.1 million (94%), increasing from $13.9 million at December 31, 1998 to $27.0 million at September 30, 1999. This resulted from an increase in the balance due from the Federal Reserve Bank representing checks presented for payment but not yet available.

         2. Federal funds sold decreased $10.8 million (81%), decreasing from $13.3 million at December 31, 1998 to $2.5 million at September 30, 1999. This is the result of moving excess liquidity from fed funds sold to short term investments in securities, taking advantage of higher yields available on investment securities.

         3. Investment securities increased by $11.3 million (33%), increasing from $34.2 million at December 31, 1998 to $45.5 million at September 30, 1999. Excess liquidity at the bank subsidiary level was used for the purchase of callable US agency bonds with above market coupon rates, short term to call maturities, and 5 year or less final maturities.

         4. Loans held for sale decreased $2.2 million (43%), decreasing from $5.2 million at December 31, 1998 to $2.9 million at September 30, 1999. The Company continued to originate single family mortgages, however, as a result of staff turnover, reduced production levels resulted in a lower level of loans outstanding in the loans held for sale category at September 30, 1999.


         5. Net loans receivable increased $223.7 million (78%), increasing from $287.8 million at December 31, 1998 to $511.5 million at September 30, 1999. This resulted from an increase in loan demand in the Company's market areas, the continued growth of several of the Company's newer branches, and the opening of four new branches and a loan production office by the Company during the first nine months of 1999.


Total deposits increased $197.0 million (62%) from $319.5 million as of December 31, 1998 to $516.5 million at September 30, 1999. The change was the result of:

         1. Demand non-interest bearing deposits increased $11.5 million (26%), increasing from $44.7 million at December 31, 1998 to $56.2 million at September 30, 1999. This increase is attributed to the continued growth of several of the Company's newer branches, the opening of four new branches and the addition of a cash management function.

         2. Demand interest bearing deposits increased $3.7 million (25%), increasing from $14.9 million at December 31, 1998 to $18.6 million at September 30, 1999. This resulted primarily from the addition of several seasoned bankers who focus on cash management services, and servicing high net worth customers.


         3. Time deposits increased $181.8 million (70%), increasing from $259.9 million at December 31, 1998 to $441.7 million at September 30, 1999. The Company utilized promotional campaigns, designed to generate an increase in certificates of deposit with balances of less than $100,000, to achieve this growth.

Federal funds sold and securities sold under agreements to repurchase increased $15.2 million (299%) from $5.1 million as of December 31, 1998 to $20.3 million at September 30, 1999. The increase was attributed to federal funds purchased at September 30, 1999 to support the uncollected deposits at the Federal Reserve Bank.

Note payable increased $3.0 million (34%) from $8.8 million as of December 31, 1998 to $11.8 million at September 30, 1999. In February 1999 the balance of the line was paid with proceeds of the Cumulative Trust Preferred Securities. In June 1999 the Company began to draw on the line of credit to fund capital needs of its Colorado bank.

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated Debentures increased $23.0 million from $0.0 as of December 31, 1998 to $23.0 million at September 30, 1999. On February 16, 1999, the Company and its wholly owned subsidiary, FW Capital 1 (the "Trust"), completed the sale of $23.0 million of 9.375% Cumulative Trust Preferred Securities of the Trust. Net proceeds were approximately $21.9 million after payment of sales commissions and other offering costs, and were invested in Junior Subordinated Debentures issued by the Company to the Trust in connection with the public offering. Interest on the Junior Subordinated Debentures is paid by the Company to the Trust. This interest is the sole revenue of the trust and the source for distributions by the Trust to the holders of the Trust Preferred Securities.

Allowance for loan losses increased $2.2 million (100%) from $2.2 million as of December 31, 1998 to $4.4 million at September 30, 1999. The following table presents, for the periods indicated, an analysis of the allowance for loan loses and related ratios:

                                                                              Nine Months Ended
                                                                   September 30, 1999     September 30, 1998
                                                                   ------------------     ------------------
                                                                                 (in thousands)
         Balance beginning of period ..........................        $      2,187          $      1,321
         Provision for loan losses ............................               2,174                   180
         Net charge offs ......................................                  (3)                  (91)
                                                                       ------------          ------------
         Balance end of period ................................        $      4,364          $      1,592
                                                                       ============          ============

         Ratios:
         Allowance for loan losses to total loans .............                0.85%                 0.69%
         Allowance for loan losses to non-performing loans ....                 348%                  230%


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

The following table presents information and ratios of the Company's non-performing assets as of the dates indicated:

                                                                                 September 30,
                                                                       ---------------------------------
                                                                           1999                 1998
                                                                       ------------         ------------
                                                                                 (in thousands)
         Loans 90 days or more delinquent and still accruing
             interest .........................................        $        550         $        414
         Non-accrual loans ....................................                 705                  279
         Restructured loans ...................................                  --                   --
                                                                       ------------         ------------
              Total non-performing loans ......................               1,255                  693
         Real estate acquired by foreclosure ..................                  91                  778
                                                                       ------------         ------------
              Total non-performing assets .....................        $      1,346         $      1,471
                                                                       ============         ============
         Ratios:
         Non-performing assets to total assets ................                0.22%                0.44%
         Non-performing loans to total loans ..................                0.24%                0.28%

LIQUIDITY

FirsTier continuously forecasts and manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and to allow FirsTier to meet its own cash flow needs. Management has identified two major categories of liquidity:

1) Ongoing business cash flows:
         The Company's major source of cash flows is provided by financing activities, $236.9 million for the nine-month period ended September 30, 1999 and $104.2 million for the nine-month period ended September 30, 1998. Cash provided consisted primarily of deposit growth and proceeds from the issuance of trust preferred securities for the nine-month period ended September 30, 1999, and deposit growth and advances from the Federal Home Loan Bank for the nine-month period ended September 30, 1998.

         The major use of cash flows for the Company is in investing activities $230.0 million for the nine-month period ended September 30, 1999 and $102.9 million for the nine-month period ended September 30, 1998. For the nine-month period ended September 30, 1999, the major components of this use were a $225.9 million increase in net loans, and a net increase of $32.1 million in investment securities. For the nine-month period ended September 30, 1998, the major components of this use were a $83.3 million increase in net loans, and a net increase of $15.8 million in investment securities.

2) Backup sources of liquidity
         Management believes it has developed sufficient backup sources of liquidity to meet the Company's needs for the foreseeable future. These internal and external sources include, but are not limited to:

         1. The ability to raise deposits through branch promotional campaigns

         2. Maturity of overnight federal funds sold ($3 million available as of September 30, 1999)

         3. Sale of available-for-sale securities ($39 million available as of September 30, 1999)

         4. Available borrowing lines ($28 million available as of September 30, 1999)

         5. Increased borrowing lines available at the Federal Home Loan Bank with the purchase of additional Federal Home Loan Bank stock ($38 million available as of September 30, 1999)

DATA PROCESSING SYSTEMS AND YEAR 2000 COMPLIANCE

As a result of computer routines employed by early programers, many existing software programs and operating systems may be unable to distinguish the year 2000 from the year 1900. Management presently believes that due to modifications implemented in the first half of 1999 to existing software and conversion to new software, the year 2000 issue will not pose significant operational problems for the Company. Substantially all of the Company's data processing services are provided under a contract with First Commerce Technologies, an affiliate of the National Bank of Commerce, Lincoln, Nebraska. First Commerce Technologies has been engaged by the Company to ensure that its systems are fully year 2000 compliant. Substantially all of the year 2000 services of First Commerce Technologies have been completed, and it provides the Company with status reports on a monthly basis. Management believes that, to date, the Company's software programs and operating systems are completely converted, tested and year 2000 compliant. Implementation of the Company's plan to test in-house and outsourced software has been completed. Applications considered to be mission critical were tested during the first quarter of 1999, with successful results. Compliance audits performed to date on the Company's subsidiaries have been positive and no specific items of improvement were noted.

In conjunction with the implementation of the year 2000 plan, the Company has also made substantial investments in computer hardware and software to keep its banks competitive in the marketplace. With the majority of the expenditures completed, management estimates that the Company has spent a total of $1.0 million on technology upgrades, with approximately $160,000 being spent directly on year 2000 compliance. The plan implementation team is responsible for progress and provides a status report to the board of directors on a monthly basis.

In the event that a year 2000 related interruption should occur over which the Company has no control the Company has developed a two prong contingency plan which would be implemented based on the expected duration and nature of the interruption. In the event of a loss of computer communications, loss of utilities or a expected short duration interruption, a manual back up process has been developed and was completely tested in the third quarter of 1999. In the event that the Company's primary service provider fails and is unsuccessful in implementing its backup contingency plan, the Company has identified an alternate vendor. Management believes that the alternate vendor has the ability to provide the service to meet the Company's needs because this vendor has software that is year 2000 compliant which is installed with other parties and would provide a warranty to the Company as to year 2000 compliance. In the event the Company were to use the alternate vendor, management believes that the monthly processing costs could increase marginally, and a one-time conversion cost in the range of $75,000 to $125,000 would probably be incurred.

Pursuant to guidelines of the banking industry regulators, the Company's bank subsidiaries have sent direct mail to their customers regarding the year 2000 issue and the need for readiness. However, response to these inquiries has not been significant. Management intends to continue to solicit customer response on this matter. Since September 1998, commercial loan customers have been required to sign year 2000 compliance statements as a part of the loan documentation process. Failure of the Company's customers to prepare for year 2000 compatibility could have a significant adverse effect on customers' operations and profitability, thus inhibiting their ability to repay loans and adversely affecting the Company's operations. The Company does not have sufficient information accumulated from customers to enable management to assess the degree to which customers' operations are susceptible to potential problems relating to the year 2000 issue or, further, to quantify the potential lost revenue to the Company in this case.

In July 1999, the Year 2000 Act was signed into law. The Year 2000 Act establishes uniform, national legal standards and liability limitations governing lawsuits arising from actual or potential year 2000 failures, including a duty of potential plaintiffs to mitigate damages both before and after a year 2000 failure, strict enforcement of any contractual terms and limitations on the ability of plaintiffs to seek punitive damages. The Year 2000 Act will most likely be interpreted by the courts. The Company is unable to predict the extent to which it may collect or be required to pay in the event of a lawsuit.

PART II.  OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           An action by unanimous written consent of the Company's shareholders was made as of September 14, 1999. The following actions were taken:

                           o The Company reincorporated in the state of Colorado.
                           o The corporate name was changed to FirsTier Bancorp Inc.
                           o        A 52.48 for one stock split was made.
                           o        The 1999 FirsTier Corporation Stock
                                    Incentive Plan was adopted.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

      (i) Exhibits filed with this Form 10-QSB:

            Exhibit No.    Description

                  2 Articles of merger merging First Western Corp. into FirsTier Bancorp, Inc.

                  3i       Articles of Incorporation of FirsTier Bancorp, Inc.

                  3ii      Bylaws of of FirsTier Bancorp, Inc.

                 10.14 1999 FirsTier Corporation Stock Incentive Plan adopted as of September 15, 1999.

                 10.15 Agreement concerning the sale of FIRSTIER mark, dated September 17, 1999, by and between U.S. Bancorp, U.S. Bank National Association and Firstate Bank of Colorado.

                 27 (a)    Financial Data Schedule.

                 27 (b)    Restated Financial Data Schedule.

      (ii) Exhibits previously filed and incorporated herein by reference:

            Exhibit No.    Description


                  4.1 Form of Subordinated Indenture dated February 15, 1999 between the Registrant and Wilmington Trust Company, as Indenture Trustee (1).

                  4.2 Form of Junior Subordinated Debenture (included as an exhibit to Exhibit 4.1).

                  4.5 Form of Amended and Restated Trust Agreement of FW Capital I (1).

                  4.7      Form of Preferred Securities Guarantee Agreement (1).

                 99 Risk Factors incorporated by reference from First Western's Rule 424(b) Prospectus filed on February 10, 1999(2).

     -------

     (1) Filed with the Registration Statement on Form SB-2, SEC File No. 333-67107, on November 13, 1998.

     (2)      Filed with the 10-QSB on August 12, 1999.


 (b)  Reports on Form 8-K -- None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRSTIER BANCORP, INC.


Date: October 29, 1999        By:  /s/  Timothy D. Wiens
      ----------------                  ----------------
                                        President

Date: October 29, 1999        By:  /s/  Ronald B. James
      ----------------                  ---------------
                                        Ronald B. James, Chief Financial Officer

                                 EXHIBIT INDEX


            Exhibit No.    Description
            -----------    -----------

                  2        Articles of merger merging First Western Corp. into
                           FirsTier Bancorp, Inc.

                  3i       Articles of Incorporation of FirsTier Bancorp, Inc.

                  3ii      Bylaws of of FirsTier Bancorp, Inc.

                 10.14 1999 FirsTier Corporation Stock Incentive Plan adopted as of September 15, 1999.

                 10.15     Agreement concerning the sale of FIRSTIER mark, dated
                           September 17, 1999, by and between U.S. Bancorp, U.S.
                           Bank National Association and Firstate Bank of
                           Colorado.

                 27 (a)    Financial Data Schedule.

                 27 (b)    Restated Financial Data Schedule.

                  4.1      Form of Subordinated Indenture dated February 15,
                           1999 between the Registrant and Wilmington Trust
                           Company, as Indenture Trustee (1).

                  4.2 Form of Junior Subordinated Debenture (included as an exhibit to Exhibit 4.1).

                  4.5      Form of Amended and Restated Trust Agreement of FW
                           Capital I (1).

                  4.7      Form of Preferred Securities Guarantee Agreement (1).

                 99        Risk Factors incorporated by reference from First
                           Western's Rule 424(b) Prospectus filed on February
                           10, 1999(2).

     -------

     (1) Filed with the Registration Statement on Form SB-2, SEC File No. 333-67107, on November 13, 1998.

     (2)      Filed with the 10-QSB on August 12, 1999.