Form 10KSB
period 1999-12-31
FIRSTIER CORP
filed 2000-03-30
CIK 876180

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: DECEMBER 31, 1999.

[ ] Transition Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period:

                          COMMISSION FILE NO. 000-25295

                              FIRSTIER CORPORATION
                 (Name of small business issuer in its charter)

          COLORADO                                      47-0484682
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         11210 HURON                                      80234
     NORTHGLENN, COLORADO                               (Zip code)
(Address of principal executive offices)

                                 (303) 451-1010
              (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:


Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
9.375% Cumulative Preferred Securities              American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [x]

The issuer's revenues for its most recent fiscal year:  $27,183,000

At March 28, 2000, there were 7,579,667 shares of common stock outstanding. The common stock is not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE:

Transitional Small Business Disclosure Format:  Yes [ ]   No [x]

                              FIRSTIER CORPORATION

                                   FORM 10-KSB

                                      INDEX

                  Forward Looking Statement                                                                3

Item 1.           Business                                                                                 3

Item 2.           Description of Properties                                                               15

Item 3.           Legal Proceedings                                                                       15

Item 4.           Submission of Matters to a Vote of Security Holders                                     15

Item 5.           Market for Common Equity and Related Stockholder Matters                                16

Item 6.           Management's Discussion and Analysis or Plan of Operation                               16

Item 7.           Financial Statements                                                                    31

Item 8.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                                31

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act                                       32

Item 10.          Executive Compensation                                                                  34

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management                                                                              35

Item 12.          Certain Relationships and Related Transactions                                          37

Item 13.          Exhibits and Reports on Form 8-K                                                        38

                  Signatures                                                                              41

                                     PART I

FORWARD-LOOKING STATEMENTS

Information contained in this Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "believes," "are finalizing," "goal," "objective(s)," "is (are)," "is scheduled for completion," "plans to," "anticipates," "would likely," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that we expect, believe or anticipate, will or may occur in the future, and other such matters, are forward-looking statements.

Our future results may vary materially from those anticipated by management, and may be affected by various trends and factors which are beyond our control. These risks include, among other factors disclosed elsewhere herein, the competitive banking environment in which we operate, risks relating to our growth strategy, changes in general economic conditions and interest rates, rapid or unexpected changes in technologies and other uncertain business conditions that affect our business.

ITEM 1.  BUSINESS.

GENERAL

FirsTier Corporation, a multi-bank holding company headquartered in the metropolitan Denver, Colorado area, owns two full service community banks located in Colorado and Nebraska. Our Colorado bank has 15 banking locations dispersed throughout the Front Range area of Colorado, which includes the metropolitan areas of Denver, Boulder, Colorado Springs, Fort Collins and their surrounding communities. Our Nebraska bank has two banking locations in western and central Nebraska located along the state's main highway, Interstate 80. Our community banking philosophy emphasizes relationship banking for small to mid-sized businesses and consumers. To provide high quality personalized service to our customers, each of our branches acts as a separate community bank with significant local decision making authority. While customer-related activities are decentralized, support functions, such as credit administration, loan review, data processing, accounting and investments are centralized to take advantage of economies of scale. As of December 31, 1999, we had total assets of $706.8 million, loans of $615.6 million, deposits of $602.0 million and stockholders' equity of $25.7 million.

We have grown significantly since 1995, principally through the establishment of start-up branches. These branches have typically been established in high growth segments of the Front Range area of Colorado. Consolidation within the Colorado banking community has increased the availability of seasoned banking personnel and has afforded us the opportunity to staff our branches with experienced commercial lenders who have existing customer relationships. In addition, we have gained access to attractive banking locations due to the consolidation of financial institutions in Colorado. Both the availability of experienced banking personnel and attractive locations have enabled our start-up branches to reach profitability generally within one year of opening.

GROWTH STRATEGY

Our goal is to continue to expand our franchise while maintaining a profitable, customer-focused financial institution. We believe that our senior management and systems infrastructure are adequate to support growth without incurring proportionate increases in general, administrative and other non-interest expenses and, furthermore, that current economic conditions in the Front Range area of Colorado provide us with opportunities for growth. Historically, our branch expansion has been focused on adding new branches and fostering existing branch growth. Although we may consider acquisitions of smaller financial institutions from time to time, external growth is a secondary priority due to the significant premiums currently being paid to acquire financial institutions in our market areas.

NEW BRANCHES. In 1999, our Colorado bank opened branches in downtown Denver, Longmont, Arvada, Colorado Springs, Parker, and central Boulder, Colorado. In 2000, we anticipate opening a loan production office in Denver for our Colorado Bank.

We review branch opportunities on an ongoing basis using a systematic approach. We first review locations, market area demographics and the availability of seasoned bank professionals. We then formulate projections for potential branch locations based on the past results of our branches. Based upon these projections, we determine whether to proceed to open a branch. An integral part of our branch strategy is recruiting key personnel to manage and operate our new branches. We generally will not proceed with a new branch until we have identified a qualified manager with a loyal customer following. We believe that, by focusing on individuals who are established in their communities and who are experienced in offering banking products and services, we are able to enhance our market position and shorten the time required for new branches to become profitable. We have been able to hire experienced, highly capable bankers who prefer the autonomy and decision making opportunities provided to them in a community banking environment. Also, due to the availability of bank branch locations in Colorado resulting from consolidation within the banking industry, we have often selected a branch site where a branch of a former bank was located. We believe that our branching strategy capitalizes on the significant economic growth in our Colorado market area, and also provides for the needs of businesses and consumers for full service community banking.

INTERNAL GROWTH. We believe that our largest sources of internal growth come through our intensive solicitation policy implemented by branch presidents and lending officers, and by referrals from customers. We believe the primary reason for referrals is positive customer feedback regarding our customer service and response time. We believe that a large part of our loan and asset growth to date has resulted from pre-existing relationships between customers and lending officers and senior management recruited by us. We also believe that economic expansion in the Front Range area of Colorado contributes significantly to our internal growth.

The Colorado banking market in which we operate is dominated by large national and regional financial institutions. This dominance was achieved through the purchase of Colorado-based financial institutions over the past several years, which resulted in a significant consolidation of the Colorado banking industry. We believe that small to mid-sized businesses often are not adequately served by large banks, nor are these businesses of sufficient size to be a focus of large banks, and that individuals frequently have difficulty in finding personalized banking services. Many of these customers seek a banking relationship with a smaller and significantly more service oriented community banking organization such as us. We have designed our operational systems and branch offices to enable us to provide superior customer service. We believe that our banking locations are small enough to facilitate personalized services and decision making, yet of sufficient size to meet most customers' needs.

OPERATING STRATEGY

Our operating strategy is to continue to provide high quality community banking services to our customers and to increase market share through the active solicitation of business with existing and new customers, repeat business, referrals from customers and continuation of selected promotional strategies. We will continue to implement our operating strategy by:

     o Assembling an Experienced Banking Team. We focus on attracting and retaining high quality personnel. Most of our senior lending personnel have previous work experience with larger banking organizations and community banks operating in the Front Range area of Colorado, and have been attracted to our community banking culture and decentralized banking approach. We believe that hiring experienced managers reduces the risks associated with pursuing our operating strategy.

     o Maximizing Operational Efficiencies. We seek to maximize operational and support efficiencies while maintaining high quality customer service. We use recently developed technology to provide customer support. Various management and administrative functions are consolidated, including credit administration and servicing, investment management, and accounting, enabling branch personnel to better focus on customer service and business development.

     o Developing Active Marketing Programs. We focus on our active solicitation program to obtain new business, as well as to augment products and services that satisfy our customers' needs. Our marketing programs also use local print and promotional materials in each location, and we sponsor community events in branch areas.

     o Providing High Quality Customer Service. We believe that our ability to offer high quality customer service provides us with a competitive advantage over many regional banks that operate in our market areas. Customer service is emphasized in all aspects of our operations and is a key component of our employee training programs.

     o Maintaining a High Level of Asset Quality. Maintaining a high level of asset quality is an integral part of our operations. We believe that our loan underwriting criteria are relatively conservative in nature. In addition, in administering our loans we follow policies designed for early identification and resolution of problem credits.

HISTORY

We were organized under Nebraska law in 1963 by our founder and Chairman, Joel
H. Wiens, to purchase our first community bank, Firstate Bank, in Kimball, Nebraska. In 1993, we began our Colorado banking operation through the purchase of a bank in Northglenn, Colorado, which we renamed Firstate Bank of Colorado. In 1995, we began our Colorado expansion through establishing start-up branches in areas of the Front Range of Colorado that we believed were well situated for deposit and loan growth. In addition to our branch startups, we purchased a two-branch savings bank in 1997 that has been assimilated into our Colorado bank. In September 1999, we changed our name from First Western Corp. to FirsTier Corporation and moved our state of incorporation to Colorado. We also changed the name of our Colorado bank to FirsTier Bank, and we intend to change the name of our Nebraska Bank to FirsTier Bank in the future.

OUR BANKS

Our Colorado bank is a Colorado state chartered bank with total assets of $625.7 million, net loans of $554.4 million and total deposits of $537.3 million as of December 31, 1999. Our Nebraska bank is a Nebraska state chartered bank with total assets of $77.5 million, net loans of $58.3 million and total deposits of $65.8 million as of December 31, 1999.

The following table presents information about each of our branch banking locations.

BANKING LOCATION                      YEAR OPENED OR ACQUIRED               TOTAL ASSETS AT DECEMBER 31, 1999
----------------                      -----------------------               ---------------------------------
                                                                                     (IN THOUSANDS)
COLORADO BANK:
   Denver Metro Area:
            Northglenn                          1993                                  $   107,422
            Thornton                            1995                                       16,575
            Cherry Creek                        1995                                       53,850
            Westminster                         1996                                       36,877
            Denver Tech Center                  1998                                       53,036
            Downtown Denver                     1999                                       17,093
            Arvada                              1999                                        3,273
            Parker                              1999                                       22,670
            655 Broadway                           *                                           --

   Boulder Metro Area:
            Boulder/Gunbarrel(1)                1997                                       73,891
            Lafayette                           1998                                       40,058
            Longmont                            1999                                       26,699
            Central Boulder                     1999                                       25,561

   Northern Colorado Area:
            Greeley(1)                          1997                                       38,953
            Loveland                            1998                                       21,848
            Fort Collins                        1998                                       26,826

   Colorado Springs Metro Area:
            Colorado Springs (2)                1999                                        8,884

NEBRASKA BANK:
            Kimball                             1963                                       64,489
            Elm Creek                           1992                                       13,000

----------
 *       Scheduled to open early 2000 as a loan production office.

(1)      Acquired in 1997.

(2) Opened in May 1999 as a loan production and converted into a full service branch of our Colorado bank during the fourth quarter of 1999.

PRIMARY MARKET AREAS

Our primary market areas include the Front Range area of Colorado and, to a lesser extent, western and central Nebraska. The Front Range area is the most densely populated area in the Rocky Mountain region. As of July 1999, total population for the area was approximately 3.3 million. The area has experienced rapid growth over the past several years, with a net population growth of over 600,000 persons since 1990. The Front Range area lies along the eastern edge of the Rocky Mountains and covers the 10 county area from Pueblo through Fort Collins, including the Denver and Boulder metropolitan areas. Denver is the business center of metropolitan Denver and contains a number of newer industrial and office parks. Boulder has one of the highest concentrations of small businesses and affluent individuals in the Rocky Mountain region. The population of Douglas County, where our Parker branch is located, has grown 160% since 1990. Northern Colorado, which encompasses Greeley, Loveland and Fort Collins, has experienced rapid growth, with nonagricultural employment increasing by over 50% from 1990 through 1999. Employment in the Front Range area is broadly diversified across the manufacturing, construction, financial services, wholesale and retail trade, tourism, transportation, communications, technology, cable television, and government sectors. As of January 2000, the non-seasonally adjusted unemployment in the Front Range area was approximately 2.7%, which was below the national average. In 1998, Colorado achieved the thirteenth straight year of employment growth, with nonagricultural employment increasing 3.7% during 1999 to approximately 2.17 million. Our Nebraska market area includes the Nebraska Panhandle, as well as the fringes of southeastern Wyoming and the northeastern corner of Colorado, with service providers and agriculture being the primary businesses.

LENDING ACTIVITIES

GENERAL. We provide a broad range of commercial and retail lending services, including commercial and residential real estate loans, construction loans, commercial loans and installment loans. Our primary lending focus is on commercial lending for small to mid-sized businesses with borrowing needs of one to $10 million. Loans in excess of $5 million are participated primarily to other financial institutions in our market areas. As of December 31, 1999, substantially all of our outstanding loans were to customers within our primary market area.

Interest rates charged on loans vary with the degree of risk, the term, the underwriting and the servicing costs, the principal amount and the extent of other banking relationships, and are further subject to competitive pressures, money market rates, the availability of funds and government regulations.

CREDIT PROCEDURES AND REVIEW. We follow a uniform credit policy established by our board of directors which contains underwriting and loan administration criteria, including levels of loan authority, loan types, credit criteria, concentration limits, loan review and grading and related matters. Our credit policies are reviewed by our board of directors at least once a year. Most of our loans are secured and are supported by personal guarantees. We address credit risk through internal credit policies and procedures, including officer and customer lending limits, a multi-layered loan approval process for loans above a loan officer's lending limits, periodic document examinations, justification for any exceptions to credit policies, loan review and concentration monitoring. We also provide ongoing loan officer training and review, obtain outside independent loan reviews, operate a centralized processing, document preparation and servicing center for loans and manage problem assets centrally.

We maintain a loan committee approach to commercial lending, which we believe yields positive results in both responsiveness to customer needs and asset quality. We have two regional loan committees comprised of our senior officers and the senior lending officers of our banks. Each loan committee meets once a week.

Lending decisions are initially made at the branch level, with loan limits varying based on a loan officer's experience. Loan limits for unsecured loans are set at low levels. Loan limits for secured loans for any one lending officer range from $15,000 to $150,000. However, loan limits for our lending officers can be aggregated with the lending limit of a more senior officer of the branch. No single branch has the authority to make unsecured loans over $8,000 or secured loans over $235,000. For loan amounts above the maximum of a branch, loan limits can be aggregated with loan limits of other presidents and senior credit officers of other branches up to $500,000. All loans over $500,000 require approval of one of our regional loan committees.

Under applicable federal and state law, permissible loans to one borrower at December 31, 1999 were limited to an aggregate of $7.8 million for our Colorado bank and $1.0 million for our Nebraska bank. However, loan amounts are limited by us at $4.0 million for the Colorado bank and $1.0 million for the Nebraska bank. To accommodate customers whose financing needs exceed applicable lending limits, we participate loans between our banks and we occasionally participate loans to our affiliates. We also sell loan participations to unaffiliated financial institutions. All loan participations are sold by us on a nonrecourse basis. We generally retain the servicing rights on loan participations sold. In addition, we may purchase loan participations from other banks. We use the same analysis in deciding whether or not to purchase a participation in a loan as we would in deciding whether to originate the same loan. The purchase of a significant amount of loan participations by us could decrease our control over the magnitude of risk in our loan portfolio because we are not able to control the ongoing relationship with the borrower after purchasing the participation.

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit. We apply the same credit standards to these commitments as we apply to other lending activities and include these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments.

REAL ESTATE LOANS. Our real estate loans are loans in which real estate serves as either the primary or secondary source of collateral. Loans of this type are also supported in most cases by personal guarantees of the business owners. The real estate that serves as collateral for these loans includes residential first mortgages, residential second mortgages or commercial mortgages. These loans may range in maturity from one to five years, with many of the loans maturing in one year. The interest rates on these loans may be either fixed or floating, with a substantial percentage involving floating interest rates.

We generally restrict our commercial mortgage lending activities to owner-occupied properties or investment properties that are owned by customers with whom we have a current banking relationship. The properties securing our commercial mortgage loans include multi-family properties, office buildings and warehouse buildings. Commercial mortgage loans are made with either fixed or floating interest rates, with maturities ranging from three to seven years. Substantially all of our commercial mortgage loans are first mortgage loans. In most cases, we also secure these loans with a personal guarantee of the property owner. Our underwriting standards generally require that a commercial mortgage loan not exceed 75% of the appraised value of the property securing the loan. In addition, we also make commercial mortgage loans that are supported by the Small Business Administration and are secured by first mortgages. The amount of any of these loans does not exceed 50% of the appraised value of the property securing the loans. The loans typically have terms of five to 15 years and have floating interest rates.

To a limited extent, we extend financing to individuals who may be considered subprime credits. As of December 31, 1999, the outstanding balance of these loans was $2.3 million. These loans are secured primarily by real estate and are underwritten under more stringent criteria than loans to our other customers. The collateral for these loans is generally a residential second mortgage. Our underwriting standards require that the aggregate loan balance to appraised value does not exceed 85%. The average size of this type of loan is $19,000, the maturity is generally 15 years and the interest rates are fixed.

CONSTRUCTION LOANS. We provide financing to residential developers that we believe have demonstrated a record of accurately projecting completion dates and budgeting expenses. We provide loans for the construction of both presold projects and projects built prior to the location of a specific buyer, although loans for projects built prior to a buyer's commitment to purchase are made on a selective basis with more stringent underwriting criteria. Residential construction loans have maturities of nine to 12 months, have origination fees, are collateralized by first liens on the real estate and have floating interest rates. In addition, in most instances, these loans are accompanied by a personal guarantee either from the builder, in the case of a residence that is not presold, or the homeowner who is building a residence. In connection with making loans for a specific buyer, we require that a permanent financing commitment be in place. We monitor construction draws monthly and inspect property to ensure that construction is progressing as specified. Our underwriting standards generally require that the principal amount of the loan be no more than 75% of the appraised value of a completed presold residential construction project. Values are determined by approved, independent appraisers.

We also originate loans to finance the construction of multi-family, office, industrial and tax credit projects. These projects are predominately owned by the user of the property or are undertaken by developers who maintain an ongoing banking relationship with us and who demonstrate sufficient financial net worth and income. Our underwriting standards generally require that the principal amount of these loans be no more than 75% of the appraised value. These loans are collateralized by first liens on the real estate and usually mature within 18 months. We generally receive origination fees in connection with these loans. We require personal guarantees on these loans from the borrower or the borrower's owner. From time to time, we will make commercial construction loans to builders prior to identification of a specific buyer. Our underwriting criteria for this type of loan is more stringent than for an owner occupied or presold commercial building.

We selectively provide loans for the acquisition and development of land for residential and commercial building projects by developers who have a demonstrated ability to complete land development projects in a timely and economical manner and who maintain an ongoing banking relationship with us. We also extend these loans to large regional builders who have significant net worth. These loans are collateralized by first liens on the real estate, range in maturity from 18 to 36 months, carry floating interest rates and are often accompanied by personal guarantees. Our underwriting standards generally require that the principal amount of these loans be no more than 50% of the appraised value for undeveloped land and 65% of the appraised value where improvements have been installed.

RESIDENTIAL MORTGAGE LOANS. We have a residential mortgage lending department that originates first mortgages. Our strategy is to earn fee income, including fees from selling the servicing rights to mortgages, in connection with mortgage originating. Accordingly, we generally do not retain residential mortgage loans in our loan portfolio. Rather, residential mortgage loans at any particular date are classified as held for sale. Once we originate a residential mortgage loan, we sell it to one of our six mortgage buyers with which we have resale contracts. We underwrite our residential mortgage loans under standards set forth in our mortgage resale contracts, thereby allowing the sale of the residential mortgages to our mortgage buyers to occur shortly after these loans are made. Most of the residential mortgages we underwrite are sold within two to three weeks after the loans are made.

COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS. These loans consist primarily of loans to businesses for various purposes, including revolving lines of credit and equipment financing. These loans generally mature within one year, have adjustable interest rates and are secured by inventory, accounts receivable, livestock, crops, machinery or other commercial assets. We also extend equipment loans that typically have terms of three to five years, carry fixed interest rates and are secured by the equipment.

CONSUMER LOANS. We provide a broad range of consumer loans to customers, including installment loans, personal lines of credit, debit cards, home equity loans and automobile loans. In order to improve customer service, continuity and customer retention, management of commercial banking customers often work with the same loan officer who handles their commercial banking relationship. Installment loans to individuals, which are not secured by real estate, generally have terms of two to five years and bear interest at fixed rates. These loans are usually secured by motor vehicles, investment securities or other personal assets.

DEPOSIT ACTIVITIES

We offer a wide range of deposit products including regular checking, checking with interest, money market accounts, regular savings accounts, certificates of deposit, IRAs and corporate cash management and debit cards. Deposits at our banks are insured by the Federal Deposit Insurance Corporation up to statutory limits. In addition to our banking locations, we also provide additional access for our customers through on-line internet banking, telephone banking, Visa debit cards and 20 automatic teller machines. In addition, our banks offer investment products for individuals and businesses. We recently began a private banking division that offers highly personalized services to a select group of clients primarily through the Internet.

COMPETITION

The banking business in the Front Range area of Colorado is highly competitive and is currently dominated by a number of large regional financial institutions, including Wells Fargo & Company, U.S. Bancorp Inc., Banc One Corporation, Zions Bancorporation and KeyCorp. In addition to these regional banks, there are a number of community banks that operate in the area, including Colorado Business Bank, Guaranty Bank and Trust Company, Colorado State Bank & Trust, First Bank Holding Company of Colorado and Union Bank and Trust. Our Nebraska bank competes with First National Bank of Omaha and American National Bank in Kimball, Nebraska. We compete for loans and deposits with other commercial banks, including those listed above, savings and loan associations, finance companies, insurance companies, credit unions and mortgage bankers. In addition to the traditional financial institutions, we also compete for loans with brokerage and investment banking companies, non-financial institutions, including retail stores that maintain their own credit programs, and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Particularly in times of high interest rates, we also face significant competition for deposits from sellers of short-term money market securities and other corporate and government securities.

By virtue of their larger capital bases or their affiliation with larger multi-bank holding companies, many of our competitors have substantially greater capital resources and lending limits than we do. As a result, we may experience greater competition in our primary service areas. Our business, financial condition, results of operations and cash flows may be adversely affected by an increase in competition. Moreover, recently enacted and proposed legislation has focused on expanding the ability of participants in the banking industry to engage in other lines of business. The enactment of this legislation could put us at a competitive disadvantage because we may not have the capital to participate in other lines of business to the same extent as more highly capitalized bank holding companies.

We compete for loans and deposits principally through the scope and quality of the services we provide. We believe that our personalized service enables us to compete favorably with larger financial institutions in our target market of small to medium-sized businesses. We actively solicit deposit related clients and compete for deposits by offering customers personal attention and superior service.

We face competition for our personnel. We compete by emphasizing branch autonomy and our community banking philosophy. Management believes that we are able to compete for personnel effectively in our market areas.

We will also face competition in the acquisitions of suitable branch sites. Many of our competitors have substantially greater resources than we do and may be able to offer greater consideration for branch sites or to locate banking sites more effectively.

SUPERVISION AND REGULATION

GOVERNMENT REGULATION

We and our banks are extensively regulated under federal, Colorado and Nebraska law. These laws and regulations are primarily intended to protect depositors and the deposit insurance fund of the Federal Deposit Insurance Corporation, not our shareholders. The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material effect on our business, operations and prospects.

FIRSTIER

GENERAL. We are a bank holding company registered under the Bank Holding Company Act of 1956 and are subject to regulation, supervision and examination by the Federal Reserve. We are required to file an annual report and the other reports as the Federal Reserve now requires or may require.

FINANCIAL MODERNIZATION LEGISLATION

The Gramm-Leach-Bliley Act ("GLBA"), enacted on November 12, 1999, expands the bank holding company act framework to permit bank holding companies with subsidiary banks meeting certain capital and management requirements to elect to become "financial holding companies." A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act (CRA) by filing a declaration that the bank holding company wishes to become a financial holding company. We do not intend to become a financial holding company at this time nor are we qualified to do so. Beginning March 2000, financial holding companies may engage in a full range of financial activities, including not only banking, insurance and securities activities, but also merchant banking and additional activities determined to be "financial in nature." The GLBA also provides that the list of permissible activities will be expanded as necessary for a financial holding company to keep abreast of competitive and technological change.

Although it preserves the Federal Reserve as the umbrella supervisor of financial holding companies, the GLBA adopts an administrative approach to regulation that defers to the actions and paperwork requirements of the "functional" regulators of insurers, broker-dealers, investment companies and banks. Thus, the various state and federal regulators of financial holding company's operating subsidiaries would retain their jurisdiction and authority over such operating entities. As the umbrella supervisor, however, the Federal Reserve has the potential to affect the operations and activities of financial holding companies' subsidiaries through its power over the financial holding company parent. In addition, the GLBA contains numerous trigger points related to legal noncompliance and other serious problems affecting bank affiliates that could lead to direct Federal Reserve involvement and to the possible exercise of remedial authority affecting both financial holding companies and their affiliated operating companies. The GLBA contains restrictions on financial institutions regarding the sharing of customer nonpublic personal information with non-affiliated third parties unless the customer has had an opportunity to opt out of the disclosure. The act also imposes periodic disclosure requirements concerning a financial institution's policies and practices regarding data sharing with affiliated and non-affiliated parties.

ACQUISITIONS. As a bank holding company, we are required to obtain the prior approval of the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantial anti-competitive result, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. The Federal Reserve also considers managerial, capital and other financial factors in acting on acquisition or merger applications.

PERMISSIBLE ACTIVITIES. Subject to limited exceptions, a bank holding company may not engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in a non-banking activity, unless this activity has been determined by the Federal Reserve to be closely related to banking or managing banks. The Federal Reserve has identified specific non-banking activities in which a bank holding company may engage with notice to, or prior approval by, the Federal Reserve.

CAPITAL ADEQUACY. The Federal Reserve monitors the regulatory capital adequacy of bank holding companies. As discussed below, our banks are also subject to the regulatory capital adequacy requirements of the Federal Deposit Insurance Corporation and Colorado and Nebraska regulations, as applicable. The Federal Reserve uses a combination of risk-based guidelines and leverage ratios to evaluate our regulatory capital adequacy.

The Federal Reserve has adopted a system using risk-based capital adequacy guidelines to evaluate the regulatory capital adequacy of bank holding companies on a consolidated basis. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base. Some off balance sheet items, such as loan commitments in excess of one year, mortgage loans sold with recourse and letters of credit, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. For purposes of the regulatory risk-based capital guidelines, total capital is defined as the sum of tier 1 and tier 2 capital elements, with tier 2 capital being limited to 100% of tier 1 capital. For bank holding companies, tier 1 capital generally includes common shareholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries less the unamortized balance of intangible assets. No more than 25% of tier 1 capital may be comprised of cumulative preferred stock, such as the trust preferred securities. Tier 2, also known as Secondary Capital, capital generally includes certain forms of perpetual preferred stock, as well as maturing capital instruments and the allowance for loan losses, limited to 1.25% of risk-weighted assets. The regulatory guidelines generally require a minimum ratio of total capital to risk-weighted assets of 8% to be adequately capitalized, of which at least 4% should be in the form of tier 1 capital.

In addition to the risk-based capital guidelines, the Federal Reserve and the Federal Deposit Insurance Corporation use a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The leverage ratio is defined as a company's tier 1 capital divided by its average assets. The current minimum required leverage ratio is 4%.

The table below presents our ratios of (1) total capital to risk-weighted assets, (2) tier 1 capital to risk-weighted assets and (3) tier 1 capital to average assets, at December 31, 1999.

                                                                                    AT DECEMBER 31, 1999
                                                                                    --------------------
                      RATIO                                                      ACTUAL            MINIMUM REQUIRED
                      -----                                                      ------            ----------------
Total capital to risk-weighted assets .............................               8.23%                  8.00%
Tier 1 capital to risk-weighted assets ............................               5.16                   4.00
Tier 1 capital to average assets ..................................               5.15                   4.00

THE BANKS

GENERAL. The deposits are insured by the Federal Deposit Insurance Corporation, and both banks are subject to supervision and regulation by the Federal Deposit Insurance Corporation. In addition, the Colorado bank is regulated by the Colorado Division of Banking and the Nebraska bank is regulated by the Nebraska Department of Banking and Finance.

PERMISSIBLE ACTIVITIES. No bank formed under Colorado or Nebraska law may engage in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the Federal Deposit Insurance Corporation determines that the activity poses no significant risk to the Bank Insurance Fund. Neither our Colorado bank nor our Nebraska bank are presently involved in the types of activities covered by this limitation.

COMMUNITY REINVESTMENT ACT. Enacted in 1977, the federal Community Reinvestment Act has become significant to financial institutions, including their holding companies. The Community Reinvestment Act currently allows regulators to turn down an applicant seeking to make an acquisition or establish a branch unless it has performed satisfactorily under the Community Reinvestment Act. Satisfactory performance means meeting adequately the credit needs of the communities the applicant serves. The applicable federal regulators regularly conduct Community Reinvestment Act examinations to assess the performance of financial institutions. During the last examination, ratings of satisfactory were received by our Colorado bank and our Nebraska bank. As a result, management believes that our banks' performance under Community Reinvestment Act will not impede regulatory approvals of any proposed acquisitions or branching opportunities.

DIVIDEND RESTRICTIONS. Dividends paid by our banks provide substantially all of our operating cash flow. Under Colorado and Nebraska law, the approval of the principal regulator is required prior to the declaration of any dividend by a bank if the total of all dividends declared in any calendar year exceeds the total of its net profits of that year combined with its retained net profits for the preceding two years. In addition, a bank cannot pay a dividend if it will cause its bank to be undercapitalized.

EXAMINATIONS. Our banks are examined from time to time by the Federal Deposit Insurance Corporation. Based upon an evaluation, the examining regulator may revalue the assets of an insured institution and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of the assets. The Colorado Division of Banking and the Nebraska Department of Banking and Finance also conduct examinations of state-chartered banks. Both of these regulators may accept the results of a federal examination in lieu of conducting an independent examination. Both the Colorado and Nebraska banking regulators have the authority to revalue the assets of a state-chartered institution and require it to establish reserves.

CAPITAL ADEQUACY. The Federal Deposit Insurance Corporation has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The requirements address both risk-based capital and leverage capital, with risk-based assets and tier 1 and tier 2 capital being determined in basically the same manner as described above for bank holding companies. The Federal Deposit Insurance Corporation may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The Federal Deposit Insurance Corporation risk-based capital guidelines require state non-member banks to have a ratio of tier 1 capital to risk-weighted assets of 4% and a ratio of total capital to risk-weighted assets of 8%.

The Federal Deposit Insurance Corporation leverage guidelines require that state banks maintain tier 1 capital of no less than 3% and up to 5% of average assets. The applicable guideline for our banks is estimated to be 4%. Banks with regulatory capital ratios below the required minimum are subject to administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

                                                                                   AT DECEMBER 31, 1999
                                                                                   --------------------
                                                                           COLORADO BANK           NEBRASKA BANK
                                                                           -------------           -------------
                                                                                      MINIMUM             MINIMUM
                       RATIO                                           ACTUAL        REQUIRED    ACTUAL   REQUIRED
                       -----                                           ------        --------   -------   --------
Total capital to risk-weighted assets  ...........................       9.09%        8.00%     14.15%       8.00%
Tier 1 capital to risk-weighted assets  ..........................       8.33         4.00      12.90        4.00
Tier 1 capital to average assets  ................................       8.33         4.00      10.81        4.00

Banking regulators have adopted regulations that define five capital levels: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater and a tier 1 capital leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of not less than 8%, a tier 1 risk-based capital ratio not less than 4% and a leverage ratio of not less than 4%. Under these regulations, as of December 31, 1999, our Colorado bank was adequately capitalized and our Nebraska bank was well capitalized.

The Federal Deposit Insurance Corporation Improvement Act requires the federal banking regulators to take prompt corrective action to resolve the problems of depository institutions, including capital-deficient institutions. In addition to requiring the submission of a capital restoration plan, the Federal Deposit Insurance Corporation Improvement Act contains broad restrictions on activities of undercapitalized institutions involving asset growth, acquisitions, branch establishment, and expansion into new lines of business. With limited exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any distribution or payment.

As an institution's capital decreases, the powers of the federal banking regulators become greater. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The regulators have limited discretion in dealing with a critically undercapitalized institution and are generally required to appoint a receiver or conservator if the capital deficiency is not corrected promptly.

If the Federal Deposit Insurance Corporation incurs losses in connection with the failure of an insured institution or in assisting an insured institution, it can hold commonly controlled, insured depository institutions liable for the losses. This liability to the Federal Deposit Insurance Corporation will have priority over obligations to the institution's shareholders and affiliates.

SAFETY AND SOUNDNESS STANDARDS. The federal regulators have adopted uniform standards for the safe and sound operation of financial institutions. The regulators require banks to maintain internal controls, information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The regulators also require certain standards to be observed in loan documentation, credit underwriting, interest rate risk exposure, and asset growth.

REAL ESTATE LENDING EVALUATIONS. The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans, which generally are equal to or less than the loan to value limitations established by our banks.

DEPOSIT INSURANCE PREMIUMS. The assessment schedule for banks ranges from 0 to 27 cents per $100 of deposits subject to Bank Insurance Fund assessments, based on each institution's risk classification. Our banks' insured deposits are subject to assessment payable to the Bank Insurance Fund. An institution's risk classification is based on an assignment of the institution by the Federal Deposit Insurance Corporation as of December 31 of each year to one of three capital groups and to one of three supervisory subgroups. The capital groups are well capitalized, adequately capitalized and undercapitalized. The three supervisory subgroups are Group A, for financially solid institutions with only a few minor weaknesses, Group B, for those institutions with weaknesses which, if uncorrected could cause substantial deterioration of the institution and increase the risk to the deposit insurance fund, and Group C, for those institutions with a substantial probability of loss to the Bank Insurance Fund absent effective corrective action. Currently, our Colorado bank is in the adequately capitalized classification and has a Group A supervisory subgroup rating, and our Nebraska bank is in the well capitalized classification and also has a Group A supervisory subgroup rating.

TRANSACTIONS WITH AFFILIATES AND INSIDERS AND OTHER LENDING RESTRICTIONS. Our banks are subject to the provisions of Section 23A of the Federal Reserve Act, which places both quantitative and qualitative limits on extensions of credit and certain other transactions with affiliates. Section 23B of the Federal Reserve Act also applies to our banks and requires, among other things, that transactions with affiliates be on terms that are at least as favorable as those prevailing at the time for comparable transactions with non-affiliates. A similar restriction applies to extensions of credit made by our banks to any of their executive officers, directors, and certain principal shareholders. Finally, our banks are governed by state limits on the amount that may be loaned to any one borrower.

INTERSTATE BANKING LEGISLATION. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which became effective September 1995, has eliminated many of the historical barriers to the acquisition of banks by out-of-state bank holding companies. This law facilitates the interstate expansion and consolidation of banking organizations by permitting:

     o bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether acquisitions are authorized under the laws of the host state;

     o the interstate merger of banks, subject to the right of individual states either to pass legislation providing for earlier effectiveness of mergers or to opt out of this authority prior to that date;

     o banks to establish new branches on an interstate basis provided that this action is specifically authorized by the law of the host state;

     o foreign banks to establish, with approval of the appropriate regulators in the United States, branches outside their home states to the same extent that national or state banks located in that state would be authorized to do so; and

     o banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state.

Our banks do not currently have any plans to take any actions permitted by this law.

BRANCH BANKING IN COLORADO. Since July 1, 1993, Colorado has permitted any "financial institution" to convert any "affiliate financial institution" into a branch. Since August 1, 1991 but prior to July 1, 1993, the conversion rights had been subject to percentage limitations, which percentage limitations ceased on June 30, 1993. Colorado's branch banking statute defines "financial institution" as any bank, bank holding company, industrial bank, industrial bank holding company, savings and loan association, federal savings bank, or thrift holding company. Colorado's branch banking statute defines "affiliate financial institution" as any bank, industrial bank, or savings and loan association which has its principal place in Colorado and is controlled by a financial institution. Since January 1, 1997, Colorado has permitted any bank, industrial bank, or savings and loan association, to the extent it has its principal place of business in Colorado, to establish one or more "de novo" branches anywhere in Colorado upon 30 days' written notice to the appropriate regulatory authority. Also since January 1, 1997, any bank, industrial bank, or savings and loan association that has its principal place of business in Colorado and had its charter approved or conditionally or preliminarily approved on or after April 1, 1991, may be converted into a branch of any bank, industrial bank, or savings and loan association upon 30 days' written notice to the appropriate regulatory authority.

Colorado law provides that no financial institution that acquires any other financial institution may convert the acquired institution into a branch if it would result in the acquiring institution controlling more than 25% of the aggregate of all deposits in all banks, savings and loan associations, federal savings banks, and other financial institutions in Colorado that are federally insured.

CHANGING REGULATORY STRUCTURE

The laws and regulations affecting banks and bank holding companies are in a state of flux. The rules and the regulatory agencies in this area have changed significantly over recent years, and there is reason to expect that similar changes will continue in the future. It is not possible to predict the outcome of these changes.

One of the major additional burdens imposed on the banking industry is the increased authority of federal agencies to regulate the activities of federal and state banks and their holding companies. The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Corporation have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. These agencies can assess civil money penalties and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers. In addition, the Colorado Division of Banking and the Nebraska Department of Banking and Finance possess broad enforcement powers to address violations of their banking laws by banks chartered in each respective state.

EFFECT OF ECONOMIC ENVIRONMENT

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Federal Reserve's monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on our business and earnings cannot be predicted.

ITEM 2.  PROPERTIES.

Our principal offices, and those of our Colorado bank, are located in a two story, 14,000 square foot building we own at 11210 Huron Street, Northglenn, Colorado. We also own our Thornton, Cherry Creek, Loveland, Fort Collins, Longmont, Arvada, Kimball and Elm Creek land and bank buildings. All of our other banking location offices are leased or will be leased under long-term agreements with unaffiliated third parties. These leases typically have five to 10 year terms, with options to extend at market rates. With the exception of our principal offices, our banking locations range in size from 1,500 square feet to 8,500 square feet. We also lease a 6,000 square foot operations facility next to our Thornton branch from a partnership owned by three of our officers and directors. See "Item 12 -- Certain Relationships and Related Transactions." All of our properties are in good working condition. Total payments for our leased facilities are expected to be $948,000 for 2000.

ITEM 3.  LEGAL PROCEEDINGS.

We are from time to time parties to various legal actions arising in the normal course of business. Our management believes that there is no proceeding threatened or pending against us or any of our subsidiaries which, if determined against us, would have a material negative effect on our consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is not publicly traded. We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance the development and expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, regulatory constraints and such other factors as the board of directors deems relevant. Securities issued by our subsidiary, FW Capital I, are traded on the American Stock Exchange under symbol, FWT.Pr.A.

Colorado law permits us to pay dividends on our common stock when we are solvent and when dividend payments would not render us insolvent. Our ability to pay cash dividends largely depends on the amount of cash dividends paid to us by our subsidiary banks. Capital distributions, including dividends by financial institutions such as our subsidiary banks, are subject to restrictions tied to each institution's earnings and capital. Generally, without prior regulatory approval, our subsidiary banks cannot pay dividends during any calendar year in excess of the sum of their earnings during that year and the two previous years, less any other distributions during that period. See "Item 1 -- Supervision and Regulation."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Our future operating results may be affected by various trends and factors which are beyond our control. Past results and trends may not be reliable indicators of future results or trends. With the exception of historical information, the matters discussed below include forward-looking statements that involve risks and uncertainties.

Overview

We have experienced significant growth since 1995 primarily due to our start-up branch expansion strategy. Total assets have increased to $706.8 million as of December 31, 1999, from $367.2 million as of December 31,1998 and $227.6 million as of December 31, 1997. Net income was $5.1 million for the twelve months ended December 31, 1999 and $3.4 million for the year ended December 31, 1998 and $2.5 million for 1997. We have increased our net income while opening new branches and absorbing branch start up costs. Our new branches typically take up to one year to achieve profitability. Our return on average common equity was 21.66% for 1999, 17.94% for 1998 and 16.31% for 1997. Our return on average assets was 0.97% for 1999, 1.18% for 1998 and 1.35% for 1997. The decrease in our return on average assets since 1996 primarily has been attributable to our significant asset growth and a change in our deposit funding mix. Our return on average assets has been further negatively impacted by loan loss allowance increases, which we have incurred since the fourth quarter of 1998, and the first quarter of 1999 when we implemented our revised loan loss reserve methodology.

Results of Operations

Net Interest Income. Our net income is derived primarily from net interest income. Net interest income is the difference between interest income, principally from loans, investment securities and funds sold, and interest expense, principally on customer deposits and other interest-bearing liabilities. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities and their yields and rates.

The following table presents the average balances, net interest income and expense and average yields and rates for our earning assets and interest-bearing liabilities for the indicated periods on a tax equivalent basis assuming a 34% tax rate.

                                                                   Year ended December 31,
                                                           1997                              1998
                                              ---------------------------------   ------------------------------
                                                         Interest      Average             Interest      Average
                                              Average    earned or     yield or   Average  earned or    yield or
                                              balance      paid         cost      balance    paid         cost
                                              -------    ---------     --------   -------  ---------    --------
                                                                  (Dollar in Thousands)
EARNING ASSETS:
Investment securities
  Taxable                                    $ 22,190    $   1,220       5.50%   $ 22,797  $   1,224      5.37%
  Tax exempt (tax equivalent)                   8,393          678       8.08       8,917        758      8.50
Funds sold and interest-bearing
  deposits                                     12,823          735       5.73      16,147        870      5.39
Loans held for sale                             1,839          121       6.58       3,327        193      5.80
Loans(1)                                      126,914       13,739      10.83     218,214     23,967     10.98
Allowance for loan losses                      (1,176)          --                 (1,507)        --
                                             --------    ---------               --------  ---------
    Total earning assets                     $170,983    $  16,493       9.65%   $267,895  $  27,012     10.08%
                                             --------    ---------   --------    --------  ---------   -------

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
  Demand, interest bearing                   $ 23,097    $     630       2.73%   $ 31,240  $     987      3.16%
  Savings                                      18,897          795       4.21      23,657      1,043      4.41
  Certificates of deposit:
     Under $100,000                            72,229        4,412       6.11     126,396      7,751      6.13
     $100,000 and over                         19,500        1,149       5.89      35,349      2,103      5.95
                                             --------    ---------   --------    --------  ---------   -------
       Total interest-bearing deposits        133,723        6,986       5.22     216,642     11,884      5.49
Federal Home Loan Bank
    borrowings, federal funds purchased and
    securities sold under agreements to
    repurchase                                  7,031          382       5.43      10,703        571      5.33
Company obligated
    mandatorily redeemable
    preferred securities of
    subsidiary trust                               --           --         --          --         --        --
Note payable                                    1,500          113       7.53       3,846        299      7.77
                                             --------    ---------               --------  ---------
   Total interest-bearing
     liabilities                             $142,254        7,481       5.26%   $231,191     12,754      5.52%
                                             --------    ---------               --------  ---------
Net interest income
  (tax equivalent)                                        $  9,012                         $  14,258
                                                         ---------                         ---------
Net interest margin                                                      5.27                             5.32
Net interest spread                                                      4.39%                            4.56%
Ratio of average interest-bearing
liabilities to average earning assets           83.20%                              86.30%


                                                  Year ended December 31,
                                                          1999
                                               ------------------------------
                                                        Interest     Average
                                               Average  earned or    yield or
                                               balance    paid        cost
                                               -------  ---------    --------

EARNING ASSETS:
Investment securities
  Taxable                                     $ 33,911  $   1,866       5.50%
  Tax exempt (tax equivalent)                    8,775        783       8.92
Funds sold and interest-bearing
  deposits                                      12,418        600       4.83
Loans held for sale                              3,472        228       6.57
Loans(1)                                       428,107     44,527      10.40
Allowance for loan losses                       (3,572)        --
                                              --------  ---------
    Total earning assets                      $483,111  $  48,004       9.94%
                                              --------  ---------   --------

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
  Demand, interest bearing                    $ 68,652  $   2,710       3.95%
  Savings                                       32,077      1,430       4.46
  Certificates of deposit:
     Under $100,000                            231,845     13,280       5.73
     $100,000 and over                          60,216      3,499       5.81
                                              --------  ---------   --------
       Total interest-bearing deposits         392,790     20,919       5.33
Federal Home Loan Bank
    borrowings, federal funds purchased and
    securities sold under agreements to
    repurchase                                  19,424      1,090       5.61
Company obligated
    mandatorily redeemable
    preferred securities of
    subsidiary trust                            20,117      1,886       9.38
Note payable                                     4,155        355       8.54
                                              --------  ---------
   Total interest-bearing
     liabilities                              $436,486     24,250       5.56%
                                              --------   --------
Net interest income
  (tax equivalent)                                       $ 23,754
                                                         --------
Net interest margin                                                     4.92
Net interest spread                                                     4.38%
Ratio of average interest-bearing
liabilities to average earning assets            90.35%

---------------------------
(1) Loans are net of unearned loan fees. Non-accrual loans are included in average loans outstanding. Loan fees included in interest income were $5.0 million for 1999, $2.4 million for 1998, and $1.2 million for 1997.

Net interest income increased $9.5 million, or 66.6%, to $23.8 million for the twelve months ended December 31, 1999 compared to $14.3 million for the same period in 1998. Interest income increased $21.0 million, or 77.7%, to $48.0 million for the twelve months ended December 31, 1999 compared to $27.0 million for same period in 1998. The interest income increase was primarily due to higher balances of earning assets. Average earning assets increased $215.2 million, or 80.3%, to $483.1 million for the twelve months ended December 31, 1999 from $267.9 million for the same period in 1998. The majority of the increase in earning assets was attributable to a $209.9 million increase in average loans outstanding. A large portion of the loans in our loan portfolio have floating rates and are tied to the prime rate. As a result of up to a 0.75% decrease in the average prime lending rate over the twelve month period, the average yield on earning assets decreased to 10.40% for the twelve months ended December 31, 1999 from 10.98% for the same period in 1998.

Interest expense increased $11.5 million, or 90.1%, to $24.3 million for the twelve months ended December 31, 1999 compared to $12.8 million for the same period in 1998. The increase was due to an increase in interest-bearing deposits, principally in certificates of deposit. Average balances of certificates of deposit under $100,000 increased $105.4 million, or 83.4%, to $231.8 million for the twelve months ended December 31,1999 from $126.4 million for the same period in 1998. This increase was due to growth at our banks, as well as promotional campaigns. Average balances of certificates of deposit of $100,000 and over increased $24.9 million, or 70.3%, to $60.2 million for the twelve months ended December 31, 1999, from $35.3 million for the same period in 1998. The increase in certificates of deposit of $100,000 and over was due primarily to promotional campaigns. The increase in the average note payable to $4.2 million for the twelve months ended December 31, 1999 from $3.8 million for the same period in 1998 was due to the payoff of our line of credit in February 1999 and the subsequent reborrowing on the line of credit commencing in June 1999. The source of payment on our line of credit was proceeds from our public offering of trust preferred securities completed in February 1999. The cost of interest-bearing liabilities for the twelve months ended December 31, 1999, increased to 5.56 % compared to 5.52% for the same period in 1998 primarily due to a change in mix of interest-bearing liabilities, including issuance of $23.0 million of our trust preferred securities in February 1999 and an increase in the rates paid on interest-bearing demand accounts to 3.95% from 3.16% partially offset by a reduction in costs of certificates of deposit.

Net interest income increased $5.3 million, or 58.2%, to $14.3 million for 1998 compared to $9.0 million in 1997.

Interest income increased $10.5 million, or 63.8%, to $27.0 million for 1998 compared to $16.5 million in 1997. The 1998 increases compared to 1997 resulted primarily from an increase of $96.9 million in average earning assets, or 56.7%, to $267.9 million in 1998 from $171.0 million in 1997. The majority of the asset growth in 1998 compared to 1997 was due to growth in our loan portfolio. Average loans in 1998 increased $91.3 million, or 71.9%, to $218.2 million from $126.9 million in 1997. The average yield on earning assets increased to 10.08% in 1998 from 9.65% in 1997. This increase resulted from increased percentages of our loan portfolio in the real estate and construction categories.

Interest expense in 1998 increased $5.3 million, or 70.5%, to $12.8 million from $7.5 million in 1997. The increase in 1998 from 1997 was due to a $82.9 million increase, or a 62.0% increase, in average deposits. The majority of this growth was realized in the certificate of deposit categories. The cost of interest-bearing liabilities was 5.52% for 1998 and 5.26% for 1997. This increase was due principally to increases in certificates of deposit as a percentage of total liabilities and increased rates paid on certificates of deposit.

The following table illustrates, for the periods indicated, the changes in net interest income on a tax-equivalent basis due to changes in volume and changes in interest rates. Changes in net interest income due to both volume and rate have been allocated to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                                      Year ended December 31, 1997    Year ended December 31, 1998
                                            compared to 1998                compared to 1999
                                      -----------------------------  ------------------------------
                                       Increase (decrease) in net    Increase (decrease) in net
                                         interest income due to        interest income due to
                                               change in                     change in
                                       Volume     Rate      Total     Volume      Rate      Total
                                      --------  --------   --------  --------   --------   --------
                                                          (Dollars in thousands)
EARNING ASSETS:
Investment securities
  Taxable                             $     32  $    (28)  $      4  $    612   $     30   $    642
  Tax exempt (tax equivalent)               45        35         80       (13)        38         25
Funds sold and interest-bearing
deposits                                   179       (44)       135      (180)       (90)      (270)
Loans held for sale                         86       (14)        72        10         25         35
Loans                                   10,032       196     10,228    21,831     (1,271)    20,560
                                      --------  --------   --------  --------   --------   --------
    Total earning assets                10,374       145     10,519    22,260     (1,268)    20,992
                                      --------  --------   --------  --------   --------   --------
INTEREST-BEARING LIABILITIES:
Demand, interest bearing                   257       100        357     1,477        246      1,723
Savings                                    210        38        248       375         12        387
Certificates of deposit:
  Under $100,000                         3,323        16      3,339     6,040       (511)     5,529
  $100,000 and over                        942        11        953     1,445        (49)     1,396
Federal Home Loan Bank
    borrowings, federal funds
    purchased and securities
    sold under agreements to
    repurchase                             196        (7)       189       489         30        519
Company obligated
    mandatorily redeemable
    preferred securities of
    subsidiary trust                        --        --         --     1,886         --      1,886
Note payable                               182         4        186        26         30         56
                                      --------  --------   --------  --------   --------   --------
   Total interest-bearing
     liabilities                         5,110       162      5,272    11,738       (242)    11,496
                                      --------  --------   --------  --------   --------   --------
Net increase (decrease) in net
    interest income (tax equivalent)  $  5,264  $    (17)  $  5,247  $ 10,520   $ (1,024)  $  9,496
                                      ========  ========   ========  ========   ========   ========

PROVISION FOR LOAN LOSSES. In response to a sustained significant growth rate in our loan portfolio, we reviewed and revised our methodology for estimating the adequacy of the allowance for loan losses in the fourth quarter of 1998. The methodology was further revised in the first quarter of 1999. We believe this new methodology will permit a closer match between period provisions for loan losses and period loan originations. Key components of this revised methodology included:

         o estimation of inherent losses due to increasing growth in period loan origination;

         o estimated collectibility and prior loss experience of loans and commitments to extend credit;

         o   changes in the nature and volume of the loan portfolio;

         o   quality of the overall loan portfolio;

         o   loan concentrations;

         o   specific problem loans and commitments; and

         o current economic conditions that may affect a borrower's ability to pay.

During the twelve months ended December 31, 1999, the provision for loan losses increased $2.1 million, or 196%, to $3.2 million from $1.1 million in the same period in 1998. During 1998, the provision for loan losses increased $950,000, or 679%, from $140,000 in 1997. We anticipate continuing increases period over period in the provision for loan losses in response to growth in our loan portfolio and other factors as management deems appropriate.

NON-INTEREST INCOME. The following table presents our non-interest income for the indicated periods.

                                    Years Ended December 31,
                                   1997      1998       1999
                                  -------   -------    -------
                                        (In thousands)
Fees for customer services        $   761   $ 1,015    $ 1,998
Net gains from sale of loans          625     1,036        816
Commissions and fees from
  brokerage activities                 29       220        315
Investment securities
  transactions, net                    --        (4)        --
Other operating income                293       573        566
                                  -------   -------    -------
      Total non-interest income   $ 1,708   $ 2,840    $ 3,695
                                  =======   =======    =======


During the twelve months ended December 31, 1999, total non-interest income increased $855,000, or 30.1%, to $3.7 million from $2.8 million for the comparable period in 1998. Non-interest income for 1998 compared to 1997 increased by $1.1 million, or 66.3%. The increases for these periods were due primarily to additional customer accounts at our branches, continued demand for residential mortgages that were originated and sold by us into the secondary market and the expansion of our investment brokerage services into additional branch locations.

NON-INTEREST EXPENSES. The following table presents non-interest expenses for the indicated periods.

                                      Years Ended December 31,
                                     1997      1998      1999
                                    -------   -------   -------
                                        (In thousands)
Salaries and employee benefits      $ 3,296   $ 5,489   $ 8,669
Net occupancy expense
  of premises                           989     1,616     2,333
Purchased services                      842     1,342     1,790
Office supplies                         182       318       491
Minority interest in income of
  consolidated subsidiaries             101       111        --
Other operating expenses              1,134     1,783     2,988
                                    -------   -------   -------
      Total non-interest expenses   $ 6,544   $10,659   $16,271
                                    =======   =======   =======


During the twelve months ended December 31, 1999, total non-interest expenses increased $5.6 million, or 52.7%, to $16.3 million from $10.7 million in the same 1998 period, primarily as a result of staff, facility and operating expenses associated with operating six additional branch locations. Salaries and employee benefits increased by $3.2 million due to staffing of new branch locations, additions of corporate overhead and increases in the volume of commission-based mortgage lending. The increase in net occupancy expenses was a direct result of the increased number of branches. Purchased services included outside services, primarily data processing, purchased by us to conduct operations. Expenses for purchased services increased as a result of additional branches. During 1998, total non-interest expenses increased $4.1 million, or 62.9%, to $10.7 million from $6.5 million in 1997, with increases occurring among the various components due primarily to the establishment of additional branches and other internally generated growth.

INCOME TAX EXPENSE. Our consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities. The provision for income taxes increased by $900,000 to $2.6 million for the twelve months ended December 31, 1999 from $1.7 million for the comparable period in 1998. We recorded income tax expenses of $1.3 million in 1997.

FINANCIAL CONDITION

LOAN PORTFOLIO COMPOSITION. The following table presents the composition of our loan portfolio by type of loan at the dates indicated. Management believes that the balance sheet information as of the dates indicated should be read in conjunction with the average balance information in the tables above under "-- Results of Operations -- Net Interest Income."


                                                                             December 31,
                                  -------------------------------------------------------------------------------------------------
                                      1995                 1996                 1997               1998                1999
                                  ----------------    ----------------    -----------------    ----------------    ----------------
                                  Amount         %    Amount         %    Amount          %    Amount         %    Amount          %
                                  -------   ------    -------   ------    --------   ------    --------   -----    --------   -----
                                                                      (Dollars in thousands)
Commercial, financial and
  agricultural(1)                 $22,331     49.8%   $27,343     40.3%   $ 41,500     25.3%   $ 51,990    18.1%   $ 82,982    13.5%
Construction                            *       --     10,062     14.8      37,235     22.7      85,782    29.8     135,367    22.0
Real estate                        18,880     42.1     25,946     38.2      79,499     48.4     141,955    49.3     388,078    63.0
Installment loans to
individuals                         4,234      9.5      5,226      7.7       7,693      4.7      11,057     3.8      16,335     2.7
Other                                 236      0.5        332      0.5         132      0.0          91     0.0         308     0.1
                                  -------   ------    -------   ------    --------   ------    --------   -----    --------   -----
  Gross loans receivable           45,681    101.9     68,909    101.5     166,059    101.1     290,875   101.0     623,070   101.3
Less unearned loan fees              (101)    (0.2)      (158)    (0.2)       (432)    (0.3)       (886)   (0.3)     (2,121)   (0.4)
                                  -------   ------    -------   ------    --------   ------    --------   -----    --------   -----
Subtotal                           45,580    101.7     68,751    101.3     165,627    100.8     289,989   100.7     620,949   100.9
  Less allowance for loan losses     (767)    (1.7)      (851)    (1.3)     (1,321)    (0.8)     (2,187)   (0.7)     (5,322)   (0.9)
                                  -------   ------    -------   ------    --------   ------    --------   -----    --------   -----
      Net loans receivable        $44,813    100.0%   $67,900    100.0%   $164,306    100.0%   $287,802   100.0%   $615,627   100.0%
                                  =======   ======    =======   ======    ========   ======    ========   =====    ========   =====

----------------------
* In 1995, construction loans were not classified separately from real estate loans.

(1) Agricultural loan balances were $17.7 million at December 31, 1999, $14.7 million at December 31, 1998 and $13.9 million at December 31, 1997.


Net loans receivable of $615.6 million as of December 31, 1999 were $327.8 million, or 114%, greater than net loans receivable of $287.8 million as of December 31, 1998. Our two primary categories of loans, real estate loans and construction loans, which constituted 85.0% of net loans receivable as of December 31, 1999, in the aggregate increased as a percentage of total loans in the periods indicated. The aggregate of real estate and construction loans totaled $523.4 million as of December 31, 1999, $295.7 million, or 130%, over the $227.7 million balance as of December 31, 1998, which in turn was $111.0 million, or 95.1%, greater than these loans as of December 31, 1997. The significant loan portfolio growth over the indicated periods was due primarily to our strategy of branch expansion and hiring and retaining experienced bank personnel who possessed existing customer relationships.

Historically, we have had a high loan to deposit ratio. At December 31, 1999, net loans totaled 102% of total deposits and 87.1% of total assets. At December 31, 1998, net loans totaled 90.1% of total deposits and 78.4% of total assets.

LOAN MATURITIES. The following tables present loans by maturity in each major category of our portfolio at the dates indicated. Unearned loan fee income has been matched with its respective loan categories and assigned to maturity categories consistent with the underlying loans. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications. Additional information regarding our real estate loan portfolio is provided in "Business -- Lending Activities." A significant portion of our loan portfolio has maturities of one year or less. In the event these loans are renewed, they are subject to the same credit evaluation and other underwriting criteria as are new loan applications, and are subject to new terms and conditions as deemed appropriate by our lending personnel.

                                                                        DECEMBER 31, 1998
                                       -----------------------------------------------------------------------------------
                                                       Over One Year Through
                                                             Five Years                 Over Five Years
                                                      -----------------------       -----------------------
                                       One Year         Fixed        Floating         Fixed        Floating
                                       or less          Rate           Rate           Rate           Rate           Total
                                       --------       --------       --------       --------       --------       --------
                                                                             (In thousands)
Commercial, financial and
  agricultural                         $ 28,120       $  4,832       $ 14,487       $    569       $  3,982       $ 51,990
Construction                             74,211            280         10,955             --             --         85,446
Real estate                              26,454         20,906         52,062          3,190         38,793        141,405
Installment loans to individuals
  and other                               1,060          4,739          4,315            518            516         11,148
                                       --------       --------       --------       --------       --------       --------
          Total loans                  $129,845       $ 30,757       $ 81,819       $  4,277       $ 43,291       $289,989
                                       ========       ========       ========       ========       ========       ========

                                                                          DECEMBER 31, 1999
                                       ---------------------------------------------------------------------------------
                                                       Over One Year Through
                                                             Five Years                Over Five Years
                                                      -----------------------      -----------------------
                                       One Year         Fixed        Floating        Fixed        Floating
                                       or less          Rate           Rate          Rate           Rate          Total
                                       --------       --------       --------      --------       --------      --------
                                                                             (In thousands)
Commercial, financial and
  agricultural                         $ 50,132       $ 9,190       $ 18,724       $   850       $  4,086       $ 82,982
Construction                            117,722         6,349          8,292            --          2,452        134,815
Real estate                             130,358        38,565         94,530        14,555        108,501        386,509
Installment loans to individuals
  and other                               2,529         7,096          6,425           220            373         16,643
                                       --------       -------       --------       -------       --------       --------
          Total loans                  $300,741       $61,200       $127,971       $15,625       $115,412       $620,949
                                       ========       =======       ========       =======       ========       ========

NON-PERFORMING ASSETS. Non-performing assets consist of loans 90 days or more delinquent and still accruing interest, non-accrual loans, restructured loans and other real estate. When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest, regardless of the delinquency status of a loan, the accrual of interest income is discontinued and accrued but unpaid interest is reversed through a charge to current year's earnings. While a loan is on non-accrual status, interest income is recognized only upon receipt and then only if, in the judgment of management, there is no reasonable doubt as to the collectibility of the principal balance. Loans 90 days or more delinquent generally are placed on non-accrual status, unless the loan is in the process of collection and management determines that full collection of principal and accrued interest is probable.

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. We did not have any restructured loans as of the dates indicated in the table below.

The following table presents information concerning non-performing assets at the dates indicated:

                                                             December 31,
                                         1995        1996        1997          1998          1999
                                       ------      ------      ------        ------        ------
                                                         (Dollars in thousands)
Non-performing assets:
  Non-accrual loans                    $  110      $   93      $  484        $  635        $  962
  Other loans 90 days past due             28          22         744           288            78
                                       ------      ------      ------        ------        ------
     Total non-performing loans           138         115       1,228           923         1,040
  Other real estate                        --          10         141           172            91
                                       ------      ------      ------        ------        ------
     Total non-performing assets       $  138      $  125      $1,369        $1,095        $1,131
                                       ======      ======      ======        ======        ======

Ratio of total non-performing
  loans to total loans                   0.30%       0.17%       0.74%         0.32%         0.17%
Ratio of total non-performing
  assets to total loans plus
  other real estate                      0.30        0.18        0.83          0.38          0.18
Ratio of non-performing assets
  to total assets                        0.14        0.10        0.60          0.30          0.16

As of each of the dates in the table above, there were no significant amount of loans excluded from non-performing loans, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may have resulted in the loans becoming non-performing.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance for loan losses is established and maintained through a provision for loan losses charged to income. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and commitments to extend credit. The evaluations also take into consideration such factors as changes in the nature and volume of the loan portfolio, the overall portfolio quality, loan concentrations, specific problem loans and commitments, and current and anticipated economic conditions that may affect a borrower's ability to pay.

The following table presents information regarding changes in the allowance for loan losses for the periods indicated.

                                                                    Year Ended December 31,
                                              1995           1996              1997             1998            1999
                                            -------        --------         ---------         --------        --------
                                                                     (Dollars in thousands)
Average total loans                         $41,964        $ 54,515         $ 126,914         $218,214        $428,107
                                            =======        ========         =========         ========        ========
Total loans at end of period                $45,580        $ 68,751         $ 165,627         $289,989        $620,949
                                            =======        ========         =========         ========        ========

Allowance for loan losses at
  beginning of period                       $   870        $    767         $     851         $  1,321        $  2,187
Charge-offs:
  Commercial, financial and
    agricultural                                232               9                --              344             136
Construction                                     --              --                --               --              --
  Real estate                                    14              10                --               --               5
  Installment loans to individuals               28               3                58               54              48
                                            -------        --------         ---------         --------        --------
Total charge-offs                               274              22                58              398             189
                                            -------        --------         ---------         --------        --------
Recoveries:
  Commercial, financial and
    agricultural                                 52              86                94               51              80
Construction                                     --              --                --               --              --
Real estate                                      --              --                10              101               1
Installment loans to individuals                 19               5                 7               22              13
                                            -------        --------         ---------         --------        --------
Total recoveries                                 71              91               111              174              94
                                            -------        --------         ---------         --------        --------
Net charge-offs (recoveries)                    203             (69)              (53)             224              95
Provision for loan losses                       100              15               140            1,090           3,230
Allowance for loan losses balance
  of purchased financial
  institution(1)                                 --              --               277               --              --
                                            -------        --------         ---------         --------        --------
Allowance for loan losses at end
  of period                                 $   767        $    851         $   1,321         $  2,187        $  5,322
                                            =======        ========         =========         ========        ========
Ratio of net charge-offs (recoveries)
  to average total loans                       0.48%          (0.13)%           (0.04)%           0.10%           0.02%

Allowance for loan losses to total
  loans at end of period                       1.68%           1.24%             0.80%            0.75%           0.86%
Allowance for loan losses to
  Non-performing loans                          556%            739%              108%             237%            512%

---------------

(1) In February 1997, we acquired 100% of First Northern Savings Bank, including approximately $30 million in loans. There were no purchase accounting adjustments recorded regarding the allowance for loan losses in connection with this transaction.

The following table presents an allocation of the allowance for loan losses by loan category as of the dates indicated. Portions of the allowance for loan losses have been allocated to categories based on an analysis of the status of particular loans; however, the majority of the allowance is used as a single unallocated allowance available for all loans. The allocation table should not be interpreted as an indication of the specific amounts, by loan classification, to be charged to the allowance for loan losses. Management believes that the table may be a useful device for assessing the adequacy of the allowance for loan losses as a whole. The table has been derived in part by applying historical loan loss ratios to both internally classified loans and the portfolio as a whole in determining the allocation of the loan losses attributable to each category of loans.

                                                        December 31,
                                  1995                     1996                      1997
                         -----------------------  ------------------------  --------------------------
                                                  (Dollars in thousands)
                                       Loans in                  Loans in                    Loans in
                                       category                  category                    category
                                         as a                      as a                        as a
                                      percentage                percentage                  percentage
                                       of Total                  of Total                    of Total
                         Amount of      Gross     Amount of       Gross     Amount of         Gross
                         Allowance      Loans     Allowance       Loans     Allowance         Loans
                         ---------    ----------  ---------     ----------  ---------       ----------
Commercial,
  financial
  and agricultural        $ 20           48.9%      $  2           39.9%      $   16           25.0%
Construction                 *           --           --           14.7           68           22.4
Real estate                 --           41.3         19           37.8           47           47.9
Installment loans
  to individuals            --            9.8          8            7.6           33            4.7
Unallocated                747           --          822           --          1,157           --
                          ----          -----       ----          -----       ------          -----
Total allowance           $767          100.0%      $851          100.0%      $1,321          100.0%
                          ====          =====       ====          =====       ======          =====


                                           December 31,
                                  1998                     1999
                         ------------------------   -------------------------
                                     (Dollars in thousands)
                                        Loans in                   Loans in
                                        category                   category
                                          as a                       as a
                                       percentage                 percentage
                                        of Total                   of Total
                         Amount of       Gross      Amount of        Gross
                         Allowance       Loans      Allowance        Loans
                         ---------     ----------   ---------      ----------
Commercial,
  financial
  and agricultural        $  158           17.9%      $  238           13.4%
Construction                  10           29.5          230           21.7
Real estate                   29           48.8           92           62.2
Installment loans
  to individuals              12            3.8           49            2.7
Unallocated                1,978           --          4,713           --
                          ------          -----       ------          -----
Total allowance           $2,187          100.0%      $5,322          100.0%
                          ======          =====       ======          =====

---------------

* In 1995, construction loans were not classified separately from real estate loans.

The total allowance for loan losses balance at December 31, 1999 was $5.3 million or 512% of non-performing loans, and the portion of the loan loss allowance directly allocated to specific loan categories was 58.6% of non-performing loans. The total allowance for loan losses balance at December 31, 1998 was $2.2 million or 237% of non-performing loans, and the portion of the loan loss allowance directly allocated to specific loan categories was 22.6% of non-performing loans.

INVESTMENTS. Our investment policy is designed to ensure liquidity for cash flow requirements; to help manage interest rate risk; to ensure collateral is available for public deposits, Federal Home Loan Bank advances and repurchase agreements; and to manage asset quality diversification. The asset/liability committees of each of our banks are responsible for implementing our investment strategy, including ongoing review of the performance of the investment portfolio, market values, market conditions, current economic conditions, profitability, capital ratios, liquidity needs and collateral positions with the Federal Home Loan Bank.

Our investment portfolio at December 31, 1999 was comprised of U.S. Treasury and U.S. agency bonds and bills and general obligation and revenue municipal bonds. The portfolio also included equity securities comprised of Federal Home Loan Bank stock, correspondent bank stock and the stock of a small number of publicly held bank holding companies. The portfolio contained no derivatives, structured notes or similar instruments classified as high-risk securities as defined by the Federal Financial Institutions Examinations Council.

The following table presents the estimated fair value of the available-for-sale securities and the amortized cost basis of held-to-maturity securities in our investment portfolio by type as of the dates indicated.

                                                         December 31,
                                              1997           1998           1999
                                            -------        -------        -------
                                                    (Dollars in thousands)
HELD-TO-MATURITY:
   U.S. Treasury & agency securities        $ 5,807        $    --        $   495
   State and political securities             7,235          7,146          5,494
   Other bonds                                   --             --             --
                                            -------        -------        -------
      Total held-to-maturity                 13,042          7,146          5,989
                                            -------        -------        -------

AVAILABLE-FOR-SALE:
  U.S. Treasury & agency securities          11,986         23,085         30,691
  State and political securities              1,611          2,228          3,008
  Other bonds                                   201             23             --
  Equity securities                           1,672          1,746          2,670
                                            -------        -------        -------
      Total available-for-sale               15,470         27,082         36,369
                                            -------        -------        -------
           Total investments                $28,512        $34,228        $42,358
                                            =======        =======        =======

INVESTMENT MATURITIES AND YIELD. The following table presents the estimated fair value of the available-for-sale securities and the amortized cost basis of held-to-maturity securities with the approximate weighted yield of the securities in the investment portfolio by type and stated maturity at December 31, 1999.

                                                                         December 31, 1999
                                                         Over one Year through        Over 5 Years through
                              One Year or Less                  5 Years                    10 Years                  Over 10 Years
                           -----------------------      -----------------------      -----------------------    --------------------
                                          Weighted                     Weighted                     Weighted               Weighted
                           Amount          Yield        Amount          Yield        Amount          Yield      Amount      Yield
                           -------        --------      -------        --------      -------        --------    -------    --------
                                                                    (Dollars in thousands)
U.S. Treasury &
  agency securities        $ 2,002          5.63%       $26,110          6.03%       $ 2,925          7.05%     $   149      4.80%
Municipal securities           327          5.19          3,501          5.87            945          6.22        3,729      5.97
                           -------                      -------                      -------                    -------
Total investments in
  debt securities          $ 2,329          5.57%       $29,611          6.01%       $ 3,870          6.85%     $ 3,878      5.93%
                           =======                      =======                      =======                    =======

DEPOSITS. Our primary source of funds has historically been deposits, principally certificates of deposit. For the twelve months ended December 31, 1999, total average certificates of deposit were $292.1 million or 74.4% of average total deposits. Deposits have grown significantly in recent years, with total deposits increasing to $602.0 million at December 31, 1999 from $319.5 million at December 31, 1998 and $200.3 million at December 31, 1997. These increases were primarily a result of opening four branches in 1998 and six branches in 1999. To attract deposits, we regularly conduct promotional campaigns. Additionally, we use the national certificates of deposit market to generate time deposits of specific maturities as part of our overall asset/liability management.

The following table presents the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the periods indicated.

                                                                Year Ended December 31,
                                               1997                        1998                        1999
                                    -------------------------   --------------------------    -------------------------
                                                      Average                      Average                      Average
                                    Average          Interest    Average          Interest    Average          Interest
                                    Balance            Rate      Balance            Rate      Balance            Rate
                                    --------           ----      --------           ----      --------           ----
                                                                  (Dollars in thousands)
Demand, interest-bearing            $ 12,184           2.09%     $ 13,182           2.07%     $ 19,238           2.12%
Money market accounts                 10,913           3.43        18,058           3.95        49,414           4.66
Savings                               11,413           3.15        12,970           3.12        15,802           3.16
IRA deposits                           7,484           5.82        10,687           5.97        16,275           5.72
Certificates of deposit:
  Under $100,000                      72,229           6.11       126,396           6.13       231,845           5.73
  $100,000 and over                   19,500           5.89        35,349           5.95        60,216           5.81

Total interest-bearing
  deposits                           133,723           5.22%      216,642           5.49%      392,790           5.33%
Noninterest-bearing
  demand deposits                     24,654                       33,845                       48,938
                                    --------                     --------                     --------
Total deposits                      $158,377                     $250,487                     $441,728
                                    ========                     ========                     ========

The following table presents the amount and maturity of IRA deposits and certificates of deposit that had balances of $100,000 or more at December 31, 1999.

REMAINING MATURITY:

                                         (IN THOUSANDS)
Three months or less...........................................   $16,058
Over three months through six months...........................    11,637
Over six months through 12 months..............................    35,903
Over 12 months.................................................    27,833
                                                                  -------
    Total......................................................   $91,431
                                                                  =======

SHORT-TERM BORROWINGS. We use a revolving line of credit as well as securities sold under agreements to repurchase as sources of short-term funding. The outstanding balance on our line of credit at December 31, 1999 was $11.6 million. In June 1999 we began to draw on our line of credit to fund the growth of our Colorado bank. Advances from our line of credit have been contributed into our Colorado bank as capital.

FEDERAL HOME LOAN BANK BORROWINGS. Our banks are members of the Federal Home Loan Bank of Topeka, which is one of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank system functions as a central bank providing credit for members. As members of the Federal Home Loan Bank, our banks are entitled to borrow funds from the Federal Home Loan Bank and are required to own Federal Home Loan Bank stock in an amount determined by a formula based upon total assets and Federal Home Loan Bank borrowings. Our banks may use Federal Home Loan Bank borrowings to supplement deposits as a source of funds. See "Liquidity --Asset/Liability Management." Average Federal Home Loan Bank borrowings for the twelve months ended December 31, 1999 were $10.5 million compared to $8.7 million for the year ended December 31, 1998 and $4.2 million for 1997. At December 31, 1999, based on our Federal Home Loan Bank stockholdings, the aggregate available and unused borrowing capacity of our banks was approximately $3.5 million, which was available through a line of credit and term advances. Federal Home Loan Bank borrowings are collateralized by Federal Home Loan Bank stock, other investment securities and a small amount of loans of our subsidiary banks.

A variety of borrowing terms and maturities can be chosen from the Federal Home Loan Bank. Maturities available range generally from one day to 10 years. Interest rates can be either fixed or variable and prepayment options are available if desired. The Federal Home Loan Bank offers both amortizing and non-amortizing advances. To date Federal Home Loan Bank stock has been redeemable at the preset price of $100 per share, but there can be no assurance that this policy will continue.

CAPITAL ADEQUACY. Historically, our capital needs have been to fund the growth of our banking operations. Until 1997, internally generated funds were sufficient for our capital needs. However, in 1998 we determined that, absent a significant capital addition, the growth in our business would result in our regulatory capital falling below adequately capitalized guidelines. Accordingly, in February 1999 we completed a $23.0 million offering of trust preferred securities with net proceeds of $21.9 million. At December 31, 1999, our total capital exceeded the total regulatory capital minimum requirements to be considered adequately capitalized. Our management monitors compliance with bank and bank holding company regulatory capital requirements, including risk-based capital guidelines and leverage ratios. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, tier 1 capital and total capital, which consists of tier 1 and tier 2 capital. See "Supervision and Regulation -- FirsTier -- Capital Adequacy." It is our intention to maintain our holding company capital ratios at an adequately capitalized level and our banks' regulatory capital ratios at or above the adequately capitalized levels. The net proceeds from our trust preferred securities offering were used in computing our regulatory capital ratios. See "Supervision and Regulation--The Banks--Capital Adequacy."

The following tables present our capital ratios as of the indicated dates.

                                                                       December 31,
                                                        1998                               1999
                                            ---------------------------         --------------------------
                                             Amount               Ratio          Amount              Ratio
                                            ---------             -----         ---------            -----
                                                                 (Dollars in thousands)
RISK-BASED CAPITAL RATIOS:

Tier 1 capital                              $  20,139              6.44%        $  33,684             5.16%
Tier 1 capital minimum requirement             12,504              4.00            26,108             4.00
                                            ---------                           ---------
     Excess                                 $   7,635                           $   7,576
                                            =========                           =========

Total capital                               $  22,564              7.22%        $  53,730             8.23%
Total capital minimum requirement              25,009              8.00            52,217             8.00
                                            ---------                           ---------
     Excess (deficit)                       $  (2,445)                          $   1,513
                                            =========                           =========

          Total risk adjusted assets        $ 312,617                           $ 652,717
                                            =========                           =========

LEVERAGE RATIOS:(1)

Tier 1 capital                              $  20,139              5.70%        $  33,684             5.15%
Minimum requirement                            14,137              4.00            26,159             4.00
                                            ---------                           ---------
     Excess                                 $   6,002                           $   7,525
                                            =========                           =========

          Average total assets              $ 353,415                           $ 653,977
                                            =========                           =========

--------------

(1) The leverage ratio is defined as the ratio of tier 1 capital to average total assets. See "Supervision and Regulation -- FirsTier -- Capital Adequacy" for definitions of tier 1 and total capital.

LIQUIDITY

SOURCES OF LIQUIDITY. We continuously forecast and manage our liquidity in order to satisfy cash flow requirements of depositors and borrowers and to allow us to meet our cash flow needs. We have developed internal and external sources of liquidity to meet our growth needs. Our internal sources of liquidity include cash flows from operations, investments in securities and deposit growth. Our external sources of liquidity include borrowings from the Federal Home Loan Bank and other banks and securities offerings to the capital markets.

We believe that we have developed sufficient internal and external sources of liquidity to meet our cash needs for the foreseeable future. At December 31, 1999, these sources included:

     o    the ability to raise deposits through branch promotional campaigns;

     o the sale of available-for-sale securities, of which $36.4 million was available, subject to pledging requirements;

     o the availability of borrowing lines, of which $27.1 million was available; and

     o draws on increased borrowing lines available at the Federal Home Loan Bank with the purchase of additional Federal Home Loan Bank stock, of which $39.3 million was available.

CASH FLOWS. A major source of our cash flow for the twelve month period ended December 31, 1999 and 1998 were from financing activities. We realized cash flows of $334.8 million for the twelve month period ended December 31, 1999 and $135.3 million for the same period in 1998. Cash provided by financing activities primarily consisted of net increases in deposits of $282.5 million for the twelve month period ended December 31, 1999 and $119.2 million for the same period in 1998. During the twelve month period ended December 31, 1999, we received $23.0 million of cash from our trust preferred securities offering and $24.7 million from advances from the Federal Home Loan Bank. For the same period in 1998, we obtained $8.7 million of cash from advances from the Federal Home Loan Bank.

The primary use of our cash is for our investing activities. We used $331.0 million of cash for the twelve month period ended December 31, 1999 and $135.4 million of cash for the same period in 1998 in our investing activities. For the twelve month period ended December 31, 1999, the primary components of cash used in investing activities were $331.1 million used to fund loans and net purchases of investment securities of $73.1 million. For the same period in 1998, the primary components of cash used in investing activities were $125.4 million used to fund loans and $129.8 to purchase investment securities.

ASSET/LIABILITY MANAGEMENT. A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including both variable rate instruments and fixed-rate instruments which are approaching maturity. Changes in net interest income arise when interest rates on earning assets change in a different time period from that of interest rates on interest-bearing liabilities. Changes in net interest income may also arise from changes in the mix and volumes of earning assets and interest-bearing liabilities.

The following table presents the interest rate sensitivity of our assets and liabilities as of December 31, 1999, and the repricing dates of our earning assets and interest-bearing liabilities as of that date, as well as our interest rate sensitivity gap percentages for the periods presented. Some assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those indicated. Also, the renewal or repricing of assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not and cannot necessarily indicate the actual future impact of general interest rate movements on our net interest income.

                                                          ESTIMATED MATURITY OR REPRICING AT DECEMBER 31, 1999(1)
                                              -----------------------------------------------------------------------------
                                                               Three months       One year to
                                               Less than       to less than        less than
                                              three months        1 year            5 years       Over 5 Years        Total
                                              ------------     ------------       -----------     ------------        -----
                                                                       (Dollars in thousands)
EARNING ASSETS:
Funds sold and interest-bearing
  deposits                                      $     --         $      --          $     --         $    --         $     --
Investment in securities
  available-for-sale                               2,670             1,507            27,300           4,892           36,369
Investment in securities
  held-to-maturity                                   551               271             2,312           2,855            5,989
Loans and loans held for sale                    401,155            50,260           153,300          17,357          622,072
                                                --------         ---------          --------         -------         --------
     Total earning assets                        404,376            52,038           182,912          25,104          664,430

INTEREST-BEARING LIABILITIES:
Deposits:
  Demand, interest-bearing                        19,951                --                --              --           19,951
  Savings                                        105,124                --                --              --          105,124
  Certificates of deposit and IRAs:
     Under $100,000                               54,947           155,691           115,982             220          326,840
     $100,000 and over                            16,058            47,540            27,833              --           91,431
Other Liabilities:
   Federal Funds Purchased and
     securities sold under agreements
     to repurchase                                 8,150                --                --              --            8,150
  Federal Home Loan Bank
     borrowings                                   24,700                --             7,784             751           33,235
  Note payable                                        --            11,560                --              --           11,560
  Company obligated mandatorily
     redeemable preferred securities
     of subsidiary trust                              --                --                --          23,000           23,000
      Total interest-bearing liabilities         228,930           214,791           151,599          23,971          619,291
                                                --------         ---------          --------         -------         --------

Interest rate gap                               $175,446         $(162,753)         $ 31,313         $ 1,133         $ 45,139
                                                ========         =========          ========         =======         ========
Cumulative interest rate gap at
  December 31, 1999                             $175,446         $  12,693          $ 44,006         $45,139
                                                ========         =========          ========         =======
Cumulative interest rate gap to
  total assets                                      24.8%              1.8%              6.2%            6.4%
                                                ========         =========          ========         =======

----------------
(1) Callable investment securities are assumed to mature at the earliest call date. Loans are placed in the earliest time frame in which maturity or repricing may occur, and are stated gross, before the allowance for loan losses.

Due to the volume of loans that reprice with changes in the prime lending rate and the volume of interest-bearing deposits, we have experienced a positive maturity gap in assets and deposits that reprice or mature in less than one year. Of the total earning assets at December 31, 1999, 68.7% reprice or mature in less than one year, while 71.7% of all interest-bearing liabilities reprice or mature in that same time frame. A positive maturity gap indicates that net income would increase in the event of rising interest rates and would decrease in the event of decreasing interest rates.

In the unlikely event of an immediate, parallel and sustained shift of market interest rates, management estimates that net income during the twelve months ended December 31, 1999 would likely have increased approximately 36% compared to the like twelve month period if interest rates rose by 200 basis points and likely fall by approximately 38% compared to the like twelve month period if rates fell by the same amount. These are good faith estimates assuming all other factors do not change materially and, in management's belief, are not necessarily indicative of what actually could occur in the event of an immediate interest rate increase or decease of 200 basis points. Management believes that it is highly unlikely that these changes would occur in a short time period. As earning assets and interest-bearing liabilities reprice at different time frames and in different proportion to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, future results would, in management's belief, likely be materially different from the foregoing estimates.

EFFECTS OF INFLATION AND CHANGING PRICES

Substantially all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which addresses the accounting for derivative transactions and hedging activities. Subsequently, FASB issued Statement No. 137 which effectively delayed adoption of No. 133 by one year. The Company will adopt the new standard beginning with its 2001 fiscal year, when adoption is first required. Management is currently evaluating the reporting requirements under this new standard but does not anticipate that adoption of the new standard will have any significant impact on financial results of the Company.

ITEM 7.  FINANCIAL STATEMENTS

See "Financial Statements" beginning on page 40 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages and positions as of March 28, 2000 were as follows:

NAME                             AGE        POSITION
----                             ---        --------

Joel H. Wiens (1)                70         Chairman of the Board of FirsTier, the Colorado
                                            bank and the Nebraska bank

Timothy D. Wiens (1)             44         President, Chief Executive Officer and Director of FirsTier;
                                            President, Chief Executive Officer and Director of the Colorado
                                            bank; Director of the Nebraska bank

Ronald B. James                  45         Chief Financial Officer of FirsTier and the Colorado bank

Michael J. Nelson                57         Executive Vice President and Director of FirsTier; President and
                                            Director of the Nebraska bank; Director of the Colorado bank

Alan D. Linton                   52         Senior Vice President and Senior Credit Officer of the Colorado bank

Brigitte M. Howorko              47         Senior Vice President and Cashier of the Colorado bank

Ronald B. Robinson               59         Executive Vice President of the Colorado bank

Daniel L. Allen                  47         Executive Vice President of the Colorado bank

----------

(1) Joel H. Wiens is the father of Timothy D. Wiens. There are no other family relationships between or among any of our directors and executive officers. All of our directors hold office until the next meeting of shareholders or until their successors are elected and qualified.

JOEL H. WIENS has been Chairman of the Board of FirsTier and the Nebraska bank since 1963 and of the Colorado bank since 1993. For more than the past five years, he has been the President and owner of Western Management Company, a management company that provides management consulting services to FirsTier and its subsidiaries. See "Certain Transactions and Related Parties."

TIMOTHY D. WIENS has been an officer and Director of FirsTier since 1973, most recently serving as Vice President from 1995 to July 1999, Vice Chairman from December 1998 to July 1999 and President and Chief Executive Officer since July 1999. He has been a Director of the Nebraska bank since 1981. He has been an officer and Director of the Colorado bank since 1993, and has been President of our Colorado bank since January 1995. From August 1993 to January 1995, Mr. Wiens was President of Firstate Mortgage Corporation.

RONALD B. JAMES has been Chief Financial Officer of FirsTier and the Colorado bank since June 1998. From March 1997 to June 1998, Mr. James was a Senior Vice President with First National Bank of Greeley, and from March 1982 to February 1997, he was employed with First Interstate Bancorp in various positions, including finance officer. Prior to 1982, Mr. James was a controller with First Interstate Bank of Englewood.

MICHAEL J. NELSON has been an officer and Director of FirsTier since 1987, an officer and Director of the Nebraska bank since 1978 and a Director of the Colorado bank since 1993. He has been President of the Nebraska bank since 1978, and became Executive Vice President of FirsTier in July 1999. Mr. Nelson is also a director of George Risk Industries, Inc., an electronics manufacturing company in Kimball, Nebraska, which is publicly traded on the Nasdaq Bulletin Board System.

ALAN D. LINTON has been Senior Vice President and Senior Credit Officer of the Colorado bank since April 1998. From April 1997 to April 1998, he was a Vice President and Commercial Lender of the Colorado bank. From 1987 through 1996, he was employed as Director of Operations and Chief Financial Officer of Pratt Management Company, a real estate property management, development and construction company. From 1974 through 1986 he held several positions with United Banks of Colorado, including President of United Bank of Longmont.

BRIGITTE M. HOWORKO has worked for the Colorado bank since 1980, most recently serving as Cashier since 1985 and Senior Vice President since January 1996. She also has been a director of the Colorado bank since 1993.

RONALD B. ROBINSON has been an Executive Vice President of the Colorado bank since May 1999, overseeing multi-branch operations for our Colorado bank's Denver metropolitan area branches including corporate recruiting, facility expansions, new business development and corporate operations. From February 1998 to May 1999, Mr. Robinson was employed with Merchants Mortgage as Vice President and Manager of the Interim Loan Department. From May 1993 to January 1998, Mr. Robinson was employed by KeyBank of Colorado, formerly OmniBank, in a variety of management positions, including as a bank President, Regional Manager and Vice President. Prior to May 1993, Mr. Robinson was employed with The Professional Bank and with United Banks of Colorado, now Norwest Bank, serving in numerous management positions.

DANIEL L. ALLEN has been Executive Vice President and Director of Wholesale Banking of the Colorado bank since July 1999, handling commercial lending and correspondent bank relationships. Mr. Allen has over 22 years of banking experience including serving as President and Chief Executive Officer of Pioneer Bank/Community First National Bank, Longmont, Colorado from October 1984 to July 1999 and serving in management positions with Bank of Boulder from 1977 to 1984.

Our directors are paid an annual fee of $1,000. Directors of the Colorado bank receive a fee of $100 per meeting, plus directors living outside of the Denver metropolitan area receive a $100 per meeting travel allowance. Directors of the Nebraska bank are paid $250 per meeting attended, with up to an additional $100 per meeting of travel expense reimbursement. Our board of directors meets quarterly and the boards of directors of our banks meet monthly.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table presents the cash compensation paid by us to our Chief Executive Officer and to our other executive officers who received compensation from us exceeding $100,000 in 1997, 1998 or 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                                   OTHER
                                                                                                   ANNUAL      ALL OTHER
                                                                                                   COMPEN-      COMPEN-
NAME                                                                 SALARY         BONUS          SATION       SATION
AND PRINCIPAL POSITION                                 YEAR           ($)            ($)            ($)           ($)
----------------------                                 ----          ------         -----          -------     ---------
Joel H. Wiens, ...............................         1999              --             --           --           (2)
Chairman of the Board (1) ....................         1998              --             --           --           (2)
 ..............................................         1997              --             --           --           (2)

Timothy D. Wiens,
Chief Executive Officer ......................         1999         127,678        100,000           --           --
and President (3) ............................         1998          98,176         50,000           --           --
 ..............................................         1997          73,178         30,000           --           --

----------

(1)  Joel H. Wiens was our Chief Executive Officer during 1997 and 1998.

(2) Joel H. Wiens did not receive a salary from us or our banks in the indicated years; however, Western Management Company, which is 100% owned by Mr. Wiens, received $195,050 in 1999, $180,500 in 1998 and $167,000 in
     1997 from us and our subsidiaries for management services. See "Item 12 -- Certain Relationships and Related Transactions."

(3)  Prior to August 1999, Timothy D. Wiens was our Vice Chairman.

1999 STOCK INCENTIVE PLAN

In September 1999, we adopted the 1999 Stock Incentive Plan. The plan provides for the following stock and stock-based awards: restricted stock, stock options, stock appreciation rights and performance shares. Up to 1,700,000 shares of common stock may be issued under the plan. All of our employees, directors and consultants are eligible to participate in the plan. The plan is administered by our board of directors, or the board of directors can designate a committee composed of at least two non-employee directors to administer the plan. The board of directors or committee will determine the participants in the plan and the types of awards to be granted and the terms and conditions of all awards. The plan requires that the exercise period for stock options and restricted stock cannot exceed 10 years and prohibits, except under limited circumstances, the transfer of any awards.

The following table sets forth certain information regarding stock options granted to our Chief Executive Officer during 1999 pursuant to the 1999 Stock Incentive Plan. No other stock options have been granted by us.

      ----------------------- ---------------- --------------------- --------------------- --------------------
                                 Number of       Percent of Total
                                Securities           Options
                                Underlying     Granted to Employees        Exercise            Expiration
          Name                    Options       in the Fiscal Year       Price ($/Sh)             Date
                                Granted (#)
      ----------------------- ---------------- --------------------- --------------------- --------------------
      Timothy D. Wiens,           500,000              100%                  $12                 9/15/2009
      Chief Executive
      Officer
      ----------------------- ---------------- --------------------- --------------------- --------------------

The following table sets forth the aggregate options held by our Chief Executive Officer. No other executive officer has been granted an option. No options were exercised by the specified officer in 1999.

------------------------ --------------------- ------------------- -------------------------- -------------------------
                                                                                                Value of Unexercised
                                                                     Number of Securities     In-the-Money Options at
                           Shares Acquired           Value            Underlying Options         December 31, 1999
    Name                     on Exercise            Realized       Exercisable/Unexercisable  Exercisable/Unexercisable
------------------------ --------------------- ------------------- -------------------------- -------------------------
Timothy D. Wiens,                 --                  --                 0/500,000                   None / None
Chief Executive Officer
------------------------ --------------------- ------------------- -------------------------- -------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table presents information regarding beneficial ownership of our common stock, as of March 28, 2000, by:

     o each shareholder known by us to be the beneficial owner of more than 5% of our outstanding common stock;

     o    each director and each named executive officer; and

     o    all directors and executive officers as a group.

Unless otherwise indicated, based on information furnished by the shareholders, management believes that the shareholders listed below have sole investment and voting power regarding their shares.

            NAME AND                          SHARES
           ADDRESS OF                       BENEFICIALLY        PERCENTAGE
        BENEFICIAL OWNER                      OWNED(1)           OF CLASS
        ----------------                    ------------        ----------
  Joel H. Wiens ....................        6,635,358(2)          87.5%
  11210 Huron Street
  Northglenn, Colorado 80234

  Timothy D. Wiens .................          911,870(3)          12.0
  11210 Huron Street
  Northglenn, Colorado 80234

  Wiens Family Trust ...............          515,509              6.8
  11210 Huron Street
  Northglenn, Colorado 80234

  Michael J. Nelson ................          163,726              2.2
  115 South Walnut
  Kimball, Nebraska 69145

  Ronald B. James ..................               --               --
  11210 Huron Street
  Northglenn, Colorado 80234

  Daniel L. Allen ..................               --               --
  1849 North Main Street
  Longmont, Colorado 80501

  Ronald B. Robinson ...............               --               --
  5299 DTC Boulevard
  Greenwood Village, Colorado 80111

  Alan D. Linton ...................               --               --
  11210 Huron Street
  Northglenn, Colorado 80234

  Brigette M. Howorko ..............               --               --
  11210 Huron Street
  Northglenn, Colorado 80234

  All executive officers and
  directors as a group (eight persons)      7,453,209             98.3%

------------

* Less than 1%.

(1) The number of shares beneficially owned by each shareholder is determined under the rules issued by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power and any shares as to which the individual has the right to acquire beneficial ownership within 60 days after March 28 through the exercise of any stock option or other right.

(2) Of this amount, 6,119,849 shares are owned directly, and 515,509 shares are owned indirectly as trustee of the Wiens Family Trust.

(3) Of this amount, 512,325 shares are owned directly, 141,791 shares are owned indirectly through his minor children and 257,754 shares are owned indirectly as a 50% beneficiary of the Wiens Family Trust.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We and each of our three subsidiaries have entered into management agreements with Western Management Corporation, a corporation owned by Joel H. Wiens. Each management agreement is effective for one year, subject to renewal at the annual meeting of the board of directors of each entity. Management services performed under each agreement include strategic planning, tax planning and budgeting, business development, marketing, community and industry relations, and assistance with the preparation and filing of Federal Reserve reports. The management agreements require payment of monthly fees to Western Management Corporation as follows: FirsTier - $750; our Colorado bank - $750 plus $250 per branch; our Nebraska bank - $3,000; First Mtg. Bancorp -- $2,000. In addition to these monthly fees, Western Management Corporation bills in December of each year for any additional amount of time spent over 100 hours annually at $85 per hour for Joel H. Wiens and $65 per hour for its accounting officer. The following table summarizes payments made to Western Management Corporation for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------
                                                     1997                1998           1999
                                                     ----                ----           ----
     FirsTier.................................   $    19,000       $     19,000     $    19,000
     Colorado Bank............................        28,000             36,500          57,250
     Nebraska Bank............................        86,000             86,000          84,800
     First Mtg. Bancorp.......................        34,000             39,000          34,000
                                                 -----------       ------------     -----------
          Total...............................   $   167,000       $    180,500     $   195,050
                                                 ===========       ============     ===========

In 1995, Timothy D. Wiens sold assets of a mortgage company he owned to us for $100,000 to be paid out of profits generated by mortgage operations relating to those assets. Amounts due to Timothy D. Wiens under this agreement were paid in full by December 31, 1998.

In May 1997, we issued 787,143 shares of common stock to six persons, including Joel H. Wiens, Michael J. Nelson, Timothy D. Wiens and two of his children in exchange for shares they owned in our Colorado bank, representing an 18.2% minority interest in our Colorado bank. The parties used a valuation based solely on book value of the two entities in determining the exchange ratio for the transaction. Accordingly, no goodwill was recognized by us in the transaction. The book value of the minority interest was approximately $632,000. After the exchange, our Colorado bank became wholly-owned by us.

In March 1999, we issued 232,994 shares of common stock to five persons, including Joel H. Wiens, Timothy D. Wiens and two of his children, and Michael
J. Nelson in exchange for shares they owned in our Nebraska bank, representing an 8.6% minority interest in our Nebraska bank. The parties used a valuation based solely on book value of the two entities in determining the exchange ratio for the transaction. Accordingly, no goodwill was recognized by us in the transaction. The book value of the minority interest was $683,000. After the exchange, our Nebraska bank became wholly-owned by us.

We rent our 6,000 square feet service center from a limited liability company owned by Timothy D. Wiens, Joel H. Wiens and Michael J. Nelson pursuant to a five year lease which began in August 1999. The rent for this facility is $6,000 per month plus our share of operating expenses, which includes, among other charges, maintenance, utilities, insurance and management fees. The rent may be increased annually based on increases in the Consumer Price Index.

From time to time, Joel H. Wiens purchases loan participations from our subsidiaries. The participations are made on terms identical to those of unaffiliated parties. Approximate loan principal balances outstanding under these participations are summarized as follows:

                                                                                     DECEMBER 31,
                                                                                     ------------
                                                                          1997           1998                1999
                                                                          ----           ----                ----
                                                                                    (IN THOUSANDS)
Loan principal balances outstanding which were
purchased by Joel H. Wiens ....................................           $1,420          $1,034              --

Timothy D. Wiens and Michael J. Nelson, along with two officers of our Nebraska bank and two unaffiliated persons, each own 16.67% of Insurance Professionals, Inc., a Nebraska insurance agency. Insurance Professionals, Inc. has rented office space at both the Kimball and Elm Creek branches of the Nebraska bank for over 10 years for $100 per month per location on a month to month basis.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

EXHIBIT NO.    DESCRIPTION
-----------    -----------

   3.1         Articles of Incorporation of FirsTier, as amended (2).

   3.2         Bylaws of FirsTier (2).

   4.1 Form of Subordinated Indenture dated February 15, 1999 between the Registrant and Wilmington Trust Company, as Indenture Trustee
               (1).

   4.2         Form of Junior Subordinated Debenture (included as an exhibit to
               Exhibit 4.1).

   4.3 Form of Amended and Restated Trust Agreement of FW Capital I, dated February 15, 1999 (1).

   4.4 Form of Preferred Security Certificate of FW Capital I (included as an exhibit to Exhibit 4.5).

   4.5         Form of Preferred Securities Guarantee Agreement (1).

   10.1 Revolving Line of Credit dated February 19, 1998 between FirsTier as borrower and National Bank of Commerce Trust and Savings Association (1).

   10.2 Advance, Pledge and Security Agreement dated October 21, 1997 between Federal Home Loan Bank of Topeka and Firstate Bank (1).

   10.3 Advance, Pledge and Security Agreement dated March 31, 1997 between Federal Home Loan Bank of Topeka and Firstate Bank of Colorado (1).

   10.4 Line of Credit agreement signed February 24, 1998 between Firstate Bank of Colorado and Federal Home Loan Bank of Topeka
               (1).

   10.5 Federal Funds Purchased Line agreement between Firstate Bank and Wells Fargo Bank (1).

   10.6 Federal Funds Purchased Line agreement dated August 25, 1998 between Firstate Bank of Colorado and Bankers Bank of the West
               (1).

   10.7 Federal Funds Purchased Line agreement dated October 20, 1997 between Firstate Bank and Bankers Bank of the West (1).

   10.8 Management Agreement between FirsTier and Western Management Corporation dated January 21, 1997 (1).

   10.9 Management Agreement between Firstate Bank of Colorado and Western Management Corporation dated January 4, 1993 (1).

   10.10 Management Agreement between Firstate Bank of Nebraska and Western Management Corporation dated January 21, 1998 (1).

   10.11 Management Agreement between First Mtg. Bancorp and Western Management Corporation dated January 21, 1997 (1).

   10.12 Electronic Data Processing Agreement between First Commerce Technologies and Firstate Bank dated May 8, 1998 (1).

   10.13 Electronic Data Processing Agreement between First Commerce Technologies and Firstate Bank of Colorado dated April 14, 1998
               (1).

   10.14       1999 Incentive Plan (2).

   10.15       Lease dated July 27, 1999 between JMT, LLC and FirsTier (2).

   11.1 Statement re Computation of per share earnings - see Item 7 -- Financial Statements.

   21          Subsidiaries of the Registrant (2).

   24          Power of Attorney - see Signature Page hereof.

   27          Financial Data Schedule.
----------

(1)         Filed with the Registration Statement on Form SB-2, SEC File No.
            333-67107, on November 13, 1998.

(2)         Filed with the Registration Statement on Form SB-2, SEC File No.
            333-93293, on December 21, 1999.

       b.  Reports on Form 8-K.

             None.

                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                      PAGE

INDEPENDENT AUDITOR'S REPORT...........................................F-1


FINANCIAL STATEMENTS

         Consolidated Balance Sheets...................................F-2
         Consolidated Statements of Income.............................F-3
         Consolidated Statements of Stockholders' Equity...............F-4
         Consolidated Statements of Cash Flows.........................F-5

         Notes to Consolidated Financial Statements....................F-6

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
FirsTier Corporation
Northglenn, Colorado

We have audited the consolidated balance sheets of FirsTier Corporation and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirsTier Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                  CLIFTON GUNDERSON L.L.C.


Denver, Colorado
January 15, 2000

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       1998              1999
                                                                                     ---------         ---------
                                                                ASSETS
Cash and due from banks                                                              $  13,892         $  27,049
Interest bearing deposits in other banks                                                     3                 3
Federal funds sold                                                                      13,270                --
Investment securities:
      Available-for-sale, at fair value                                                 27,082            36,369
      Held-to-maturity, at amortized cost, fair value of
           $7,250 in 1998 and $6,006 in 1999                                             7,146             5,989
                                                                                     ---------         ---------
                     Total investment securities                                        34,228            42,358
                                                                                     ---------         ---------

Loans held for sale                                                                      5,193             1,123

Gross loans receivable                                                                 290,875           623,070
      Less:
           Unearned loan fees                                                             (886)           (2,121)
           Allowance for loan losses                                                    (2,187)           (5,322)
                                                                                     ---------         ---------
                     Net loans receivable                                              287,802           615,627
                                                                                     ---------         ---------

Premises and equipment, net                                                              8,308            11,117
Preferred securities issuance cost, net                                                     --             1,083
Other assets                                                                             4,511             8,461
                                                                                     ---------         ---------

TOTAL ASSETS                                                                         $ 367,207         $ 706,821
                                                                                     =========         =========

                                                             LIABILITIES
Deposits:
      Demand noninterest bearing                                                     $  44,653         $  58,648
      Demand interest bearing                                                           14,919            19,951
      Time                                                                             259,908           523,395
                                                                                     ---------         ---------
                     Total deposits                                                    319,480           601,994

Securities sold under agreements to repurchase                                           5,080             8,150
Note payable                                                                             8,790            11,560
Federal Home Loan Bank borrowings                                                        8,650            33,235
Other liabilities                                                                        3,818             3,178
                                                                                     ---------         ---------
                     Total liabilities                                                 345,818           658,117
                                                                                     ---------         ---------

Minority interest in consolidated subsidiaries                                             683                --
                                                                                     ---------         ---------

Company obligated mandatorily redeemable preferred
      securities of subsidiary trust holding solely Junior
      Subordinated Debentures                                                               --            23,000
                                                                                     ---------         ---------

                                                         STOCKHOLDERS' EQUITY

Preferred stock, 20,000,000 shares authorized; no shares issued
      and outstanding at December 31, 1998 and 1999                                         --                --
Common stock, 50,000,000 shares authorized; shares issued
      and outstanding:  7,346,673 at December 31, 1998 and
      7,579,667 at December 31, 1999                                                       837             1,520
Retained earnings                                                                       19,460            24,520
Accumulated other comprehensive income (loss)                                              409              (336)
                                                                                     ---------         ---------
                     Total stockholders' equity                                         20,706            25,704
                                                                                     ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 367,207         $ 706,821
                                                                                     =========         =========

 These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               1997                1998                1999
                                                                           -----------         -----------         -----------
INTEREST INCOME
      Loans, including fees                                                $    13,860         $    24,160         $    44,755
      Taxable investment securities                                              1,173               1,153               1,819
      Nontaxable investment securities                                             447                 500                 517
      Dividends on investment securities                                            47                  71                  47
      Federal funds sold                                                           690                 855                 598
      Other interest                                                                46                  15                   2
                                                                           -----------         -----------         -----------
                Total interest income                                           16,263              26,754              47,738
                                                                           -----------         -----------         -----------

INTEREST EXPENSE
      Deposits                                                                   6,986              11,884              20,919
      Federal funds purchased                                                       45                  23                 235
      Securities sold under agreements to repurchase                               113                 120                 233
      Note payable                                                                 113                 299                 355
      Trust preferred securities                                                    --                  --               1,886
      Federal Home Loan Bank borrowings                                            224                 428                 622
                                                                           -----------         -----------         -----------
                Total interest expense                                           7,481              12,754              24,250
                                                                           -----------         -----------         -----------

                Net interest income                                              8,782              14,000              23,488

PROVISION FOR LOAN LOSSES                                                          140               1,090               3,230
                                                                           -----------         -----------         -----------

                Net interest income after provision for loan losses              8,642              12,910              20,258
                                                                           -----------         -----------         -----------

NON-INTEREST INCOME
      Fees for customer services                                                   761               1,015               1,998
      Net gains from sale of loans                                                 625               1,036                 816
      Commissions and fees from brokerage activities                                29                 220                 315
      Investment securities transactions, net                                       --                  (4)                 --
      Other operating income                                                       293                 573                 566
                                                                           -----------         -----------         -----------
                Total non-interest income                                        1,708               2,840               3,695
                                                                           -----------         -----------         -----------

NON-INTEREST EXPENSES
      Salaries and employee benefits                                             3,296               5,489               8,669
      Net occupancy expense of premises                                            989               1,616               2,333
      Purchased services                                                           842               1,342               1,790
      Office supplies                                                              182                 318                 491
      Minority interest in income of consolidated subsidiaries                     101                 111                  --
      Other operating expenses                                                   1,134               1,783               2,988
                                                                           -----------         -----------         -----------
                Total non-interest expenses                                      6,544              10,659              16,271
                                                                           -----------         -----------         -----------

                Income before income tax expense                                 3,806               5,091               7,682

INCOME TAX EXPENSE                                                               1,309               1,716               2,616
                                                                           -----------         -----------         -----------

NET INCOME                                                                 $     2,497         $     3,375         $     5,066
                                                                           ===========         ===========         ===========

OTHER COMPREHENSIVE INCOME, NET OF TAX
      Unrealized holding gains (losses) arising during the period                   52                 646              (1,183)
      Unrealized holding gains (losses) on matured securities
           reversing during the year                                                --                  --                  46
      Income tax (expense) benefit related to items of other
           comprehensive income                                                    (19)               (226)                386
                                                                           -----------         -----------         -----------
                Other comprehensive income, net of tax                              33                 420                (751)
                                                                           -----------         -----------         -----------

COMPREHENSIVE INCOME                                                       $     2,530         $     3,795         $     4,315
                                                                           ===========         ===========         ===========

INCOME PER SHARE
      Basic and diluted earnings per share                                 $      0.36         $      0.46         $      0.68
                                                                           ===========         ===========         ===========

      Weighted average shares outstanding                                    7,018,696           7,346,673           7,504,835
                                                                           ===========         ===========         ===========

 These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         ACCUMULATED
                                                                                            OTHER
                                                          COMMON         RETAINED       COMPREHENSIVE
                                                          STOCK          EARNINGS       INCOME (LOSS)        TOTAL
                                                          -----          --------       -------------        -----
BALANCE AT JANUARY 1, 1997                               $  205          $ 13,588           $ (44)          $ 13,749

      Net income for the year                                --             2,497              --              2,497
      Issuance of 787,143 shares in exchange
           for minority shares of FirsTier Bank             632                --              --                632
      Net changes in other comprehensive
           income                                            --                --              33                 33
                                                         ------          --------           -----           --------

BALANCE AT DECEMBER 31, 1997                                837            16,085             (11)            16,911

      Net income for the year                                --             3,375              --              3,375
      Net changes in other comprehensive
           income                                            --                --             420                420
                                                         ------          --------           -----           --------

BALANCE AT DECEMBER 31, 1998                                837            19,460             409             20,706

      Net income for the year                                --             5,066              --              5,066
      Issuance of 232,994 shares in exchange
           for minority shares of Firstate Bank
           (Nebraska Bank)                                  683                (6)              6                683
      Net changes in other comprehensive
           income (loss)                                     --                --            (751)              (751)
                                                         ------          --------           -----           --------

BALANCE AT DECEMBER 31, 1999                             $1,520          $ 24,520           $(336)          $ 25,704
                                                         ======          ========           =====           ========

 These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                                 (IN THOUSANDS)

                                                                                     1997                1998                1999
                                                                                   --------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                   $  2,497           $   3,375           $   5,066
      Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                    140               1,090               3,230
           Provision for losses on other real estate owned                               76                  25                  --
           Depreciation and amortization                                                426                 709               1,344
           Net gains from sale of loans                                                (625)             (1,036)               (816)
           Proceeds from sale of loans held for sale                                 27,225              50,175              53,358
           Origination of loans held for sale                                       (29,800)            (50,150)            (48,472)
           Investment securities transactions, net                                       --                   4                  --
           Increase in minority interest in consolidated subsidiaries                    23                  23                  --
           Changes in deferrals and accruals:
                Other assets                                                           (449)               (947)             (3,713)
                Other liabilities                                                     3,375                 310                (640)
                                                                                   --------           ---------           ---------
                     Net cash provided by operating activities                        2,888               3,578               9,357
                                                                                   --------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Net (increase) decrease in federal funds sold                                   1,710              (1,960)             13,270
      Net (increase) decrease in interest bearing deposits in other banks               (50)                146                  --
      Purchase of investment securities available-for-sale                           (1,643)           (129,237)            (72,321)
      Purchase of investment securities held-to-maturity                               (765)               (513)               (786)
      Proceeds from sale of investment securities available-for-sale                    250              29,996                  --
      Proceeds from maturities/paydowns of investment securities                      6,681              94,679              63,840
      Net increase in loans                                                         (67,275)           (125,348)           (331,146)
      Expenditures for bank premises and equipment                                   (2,466)             (3,835)             (4,047)
      Proceeds from sale of other real estate                                           256                 705                 172
      Purchase of savings bank, net of $3,897 of cash and due from
           banks acquired                                                               154                  --                  --
                                                                                   --------           ---------           ---------
                     Net cash used in investing activities                          (63,148)           (135,367)           (331,018)
                                                                                   --------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                                       71,936             119,186             282,514
      Net increase (decrease) in securities sold under agreements
           to repurchase                                                             (5,941)              3,008               3,070
      Advances from Federal Home Loan Bank                                            1,000               8,650              24,700
      Payments on Federal Home Loan Bank advances                                    (6,800)             (1,000)               (115)
      Proceeds from note payable                                                      3,380               6,940              11,560
      Payments on note payable                                                           --              (1,530)             (8,790)
      Proceeds from trust preferred securities                                           --                  --              23,000
      Debt issuance cost                                                                 --                  --              (1,121)
                                                                                   --------           ---------           ---------
                     Net cash provided by financing activities                       63,575             135,254             334,818
                                                                                   --------           ---------           ---------

NET INCREASE IN CASH AND DUE FROM BANKS                                               3,315               3,465              13,157

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                        7,112              10,427              13,892
                                                                                   --------           ---------           ---------

CASH AND DUE FROM BANKS AT END OF PERIOD                                           $ 10,427           $  13,892           $  27,049
                                                                                   ========           =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the period for:
           Interest                                                                $  5,028           $  12,287           $  25,009
                                                                                   ========           =========           =========

           Income taxes                                                            $  1,137           $   2,025           $   3,608
                                                                                   ========           =========           =========

NONCASH TRANSACTIONS
      Conversion of loans to other real estate owned                               $    197           $     761           $      91
                                                                                   ========           =========           =========

      Issuances of shares for minority interests of consolidated
           subsidiaries                                                            $    632           $      --           $     683
                                                                                   ========           =========           =========

 These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

FirsTier Corporation (the Company) was incorporated for the purposes of owning shares of and acting as the parent holding company for Firstate Bank (the Nebraska Bank) and FirsTier Bank (the Colorado Bank) (collectively referred to as the "Banks"). The Banks provide a full range of banking services to individual and corporate customers principally in the Front Range of Colorado and the west and central Nebraska areas. A majority of the Company's loans are related to real estate and commercial activities. The Company is subject to competition from other financial institutions for loans and deposit accounts. The Company and the Banks are also subject to regulation by certain governmental agencies and undergo periodic examinations by those regulatory agencies.

On September 15, 1999, the Company reorganized as a Colorado corporation and changed its name to FirsTier Corporation from First Western Corp. As a result of the reorganization, the Company's common stock and surplus accounts have been combined and the Company's shares have been split 52.48 for one. All share and per share amounts contained in these financial statements have been restated for this reorganization.

BASIS OF FINANCIAL STATEMENT PRESENTATION AND USE OF ESTIMATES

The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties and assesses estimated future cash flows from borrowers' operations and the liquidation of loan collateral.

Management believes that the allowance for loan losses is adequate. While management uses available information to estimate future loan losses, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to make additional loan loss provisions based on their judgments about information available to them at the time of their examination.

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its respective subsidiaries. The Company currently owns 100 percent of the Colorado Bank (having acquired the minority interest in a May 1997 exchange of stock), the Nebraska Bank (having acquired the minority interest in a March 1999 exchange of stock), First Mortgage Bancorp, and FW Capital I. In connection with the issuance of the preferred securities, as more fully described in Note 17, the Company formed FW Capital I, a wholly owned subsidiary, in November 1998. Prior to the issuance of the preferred securities described in Note 17, FW Capital I was a shell company which had no assets nor operations. All material intercompany transactions and balances have been eliminated in consolidation.

CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company has defined cash equivalents as those amounts included in the balance sheet caption "cash and due from banks."

INVESTMENT SECURITIES

Management determines the classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Banks have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of stockholders' equity.

The amortized cost of debt securities classified as held-to-maturity is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion is included as an adjustment to interest income from investments. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment securities transactions, net in the consolidated statements of income. The cost of securities sold is based on the specific identification method.

LOANS HELD FOR SALE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS RECEIVABLE

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

Loan fees which represent adjustments to interest yield are deferred and amortized over the estimated life of the loan. Most of the loans originated by the Company are short-term.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical matter, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

The allowance for loan losses is established through a provision for loan losses charged to income. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and commitments, and current and anticipated economic conditions that may affect the borrowers' ability to pay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

PREMISES AND EQUIPMENT

Premises, including leasehold improvements, and equipment are stated at cost. Depreciation is provided for in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line method.

OTHER REAL ESTATE

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Other real estate is carried in other assets on the consolidated balance sheets. Revenue and expense from operations and changes in the valuation allowance are included in other operating expenses.

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INTANGIBLE ASSETS

Intangible assets are included in other assets in the consolidated balance sheets. Such intangible assets consist of goodwill arising from the February 1997 acquisition of a financial institution. The goodwill is being amortized on a straight line basis over a period of fifteen years from the date of purchase.

COMPREHENSIVE INCOME

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), in June 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income (as defined) in a full set of general-purpose financial statements. SFAS No. 130 requires classification of items of other comprehensive income by their nature in a financial statement and display of the accumulated balance of other comprehensive income separately from retained earnings in the equity section of the consolidated balance sheet. The Company has only one item of other comprehensive income and has elected to report comprehensive income in the consolidated statements of income.

PER SHARE COMPUTATIONS

Basic earnings per share are based on the weighted average number of common shares outstanding during each year presented. Diluted earnings per share is computed based upon the weighted average number of shares outstanding during the year plus the shares that would be outstanding assuming exercise of the dilutive stock options which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock.

Options to purchase 500,000 shares of common stock at $12 per share were outstanding during the second half of 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during 1999.

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OPERATING SEGMENTS

The Company adopted Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No.
131), effective January 1, 1998. This statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting called "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, and any other segments into which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single operating segment and that SFAS No. 131 therefore has no impact on its consolidated financial statements.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which addresses the accounting for derivative transactions and hedging activities. Subsequently, FASB issued Statement No. 137 which delayed the effective date of Statement No. 133 by one year. The Company will adopt the new standard beginning with its 2001 fiscal year, when adoption is first required. Management is currently evaluating the reporting requirements under this new standard but does not anticipate that adoption of the new standard will have any significant impact on financial results of the Company.

NOTE 2 - ACQUISITIONS

In February 1997, the Company acquired 100 percent of First Northern Holdings, L.T.D. and the remaining 18.5 percent minority interest not owned by it in First Northern Savings Bank, Greeley, Colorado. The purchase price, approximately $3.8 million, was paid in cash. The excess purchase price over the fair value of the net assets acquired (goodwill) of $966,000 is being amortized over a fifteen-year period from the date of purchase. Both locations of First Northern Savings Bank immediately became branches of the Colorado Bank and added approximately $33 million in assets to the Company.

In May 1997, the Company exchanged 787,143 shares of its common stock for the
18.2 percent of the Colorado Bank that it did not own at the time. Individuals already affiliated with the Company owned such minority shares. No goodwill was recognized in connection with this transaction.

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 2 - ACQUISITIONS (CONTINUED)

In March 1999, the Company exchanged 232,994 shares of its common stock for the
8.6 percent of the Nebraska Bank that it did not own at the time. Individuals already affiliated with the Company owned such minority shares. As the Company and its four shareholders at the time of the exchange owned 99.6 percent of the Nebraska Bank and the remaining 0.4 percent was owned by other employees of the Company, it was determined by the boards of both entities that a book value exchange ratio represented a fair value for all parties. The fair value determined for this transaction was $683,000. No goodwill was recognized in connection with this transaction.

Following their respective acquisition dates, the Company included the results of operations of all of the above-indicated acquisitions in its consolidated statement of income.

NOTE 3 - INVESTMENT SECURITIES

At December 31, 1998, the Company had securities with the following amortized cost and estimated fair values:

                                                               GROSS        GROSS
                                             AMORTIZED      UNREALIZED    UNREALIZED      ESTIMATED
                                               COST            GAINS        LOSSES       FAIR VALUE
                                           -------------    ---------      --------     -------------
Securities held-to-maturity:
      State and political securities       $       7,146    $     104      $     --     $       7,250
                                           -------------    ---------      --------     -------------

TOTAL SECURITIES HELD-TO-MATURITY          $       7,146    $     104      $     --     $       7,250
                                           =============    =========      ========     =============

Securities available-for-sale:
      U.S. Treasury and agency
           securities                      $      23,080    $      33      $     28     $      23,085
      State and political securities               2,136           92            --             2,228
      Other bonds                                     21            2            --                23
      Equity securities                            1,216          530            --             1,746
                                           -------------    ---------      --------     -------------

TOTAL SECURITIES AVAILABLE-FOR-SALE        $      26,453    $     657      $     28     $      27,082
                                           =============    =========      ========     =============

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 3 - INVESTMENT SECURITIES (CONTINUED)

At December 31, 1999, the Company had securities with the following amortized cost and estimated fair values:

                                                               GROSS        GROSS
                                              AMORTIZED      UNREALIZED   UNREALIZED      ESTIMATED
                                                COST           GAINS        LOSSES        FAIR VALUE
                                                ----           -----        ------        ----------
Securities held-to-maturity:
      U.S. Treasury and agency
           securities                         $   495          $  3          $ --          $   498
      State and political securities            5,494            48            34            5,508
                                              -------          ----          ----          -------

TOTAL SECURITIES HELD-TO-MATURITY             $ 5,989          $ 51          $ 34          $ 6,006
                                              =======          ====          ====          =======

Securities available-for-sale:
      U.S. Treasury and agency
           securities                         $31,480          $ --          $789          $30,691
      State and political securities            3,049            73           114            3,008
      Equity securities                         2,348           322            --            2,670
                                              -------          ----          ----          -------

TOTAL SECURITIES AVAILABLE-FOR-SALE           $36,877          $395          $903          $36,369
                                              =======          ====          ====          =======

The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                         HELD-TO-MATURITY                     AVAILABLE-FOR-SALE
                                                -------------------------------       ---------------------------------
                                                  AMORTIZED           ESTIMATED          AMORTIZED          ESTIMATED
                                                    COST             FAIR VALUE            COST            FAIR VALUE
                                                -----------        ------------       -------------       -------------
Due in one year or less                         $       822        $        826       $       1,509       $       1,507
Due after one year through five years                 2,312               2,327              27,935              27,300
Due after five years through ten years                  691                 705               3,262               3,178
Due after ten years                                   2,164               2,148               1,823               1,714
                                                -----------        ------------       -------------       -------------

                Total debt securities                 5,989               6,006              34,529              33,699

Equity securities - no maturity                          --                  --               2,348               2,670
                                                -----------        ------------       -------------       -------------

TOTAL SECURITIES                                $     5,989        $      6,006       $      36,877       $      36,369
                                                ===========        ============       =============       =============

Securities included in the accompanying consolidated balance sheets at December 31, 1998 and 1999, with a carrying value of $16,720,792 and $29,139,448, respectively, are pledged as collateral for public deposits and for other purposes as required or permitted by law.

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 3 - INVESTMENT SECURITIES (CONTINUED)

In 1997, gross realized losses of $37 on sales of securities available-for-sale were recognized. Gross realized losses of $4,205 on sales of securities available-for-sale were recorded in 1998. There were no sales of securities available-for-sale recorded in 1999.


NOTE 4 - LOANS RECEIVABLE

The components of the loan portfolio are summarized as follows:

                                                          DECEMBER 31,
                                                 -----------------------------
                                                    1998                1999
                                                 ---------           ---------
Commercial, financial, and agricultural          $  51,990           $  82,982
Construction                                        85,782             135,367
Real estate                                        141,955             388,078
Installment loans to individuals                    11,057              16,335
Other                                                   91                 308
                                                 ---------           ---------

         Gross loans receivable                    290,875             623,070

Less unearned loan fees                               (886)             (2,121)
Less allowance for loan losses                      (2,187)             (5,322)
                                                 ---------           ---------

NET LOANS RECEIVABLE                             $ 287,802           $ 615,627
                                                 =========           =========

The Company, through its subsidiaries, grants real estate, construction, commercial, agricultural, and other types of loans to customers primarily in the Front Range of Colorado and west and central Nebraska. As the Company's loan portfolio is concentrated in real estate and real estate-related loans, a substantial portion of its debtors' ability to honor their contracts is dependent upon the real estate economic sector. The Company had no loans involving foreign activities (borrowers outside the United States) outstanding at December 31, 1998 or December 31, 1999.

Activity in the allowance for loan losses was as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                      1997              1998              1999
                                                    -------           -------           -------
Balance, at beginning of year                       $   851           $ 1,321           $ 2,187

      Provision for loan losses                         140             1,090             3,230
      Allowance from acquired savings bank              277                --                --
      Recoveries                                        111               174                94
      Loans charged off                                 (58)             (398)             (189)
                                                    -------           -------           -------

BALANCE, AT END OF YEAR                             $ 1,321           $ 2,187           $ 5,322
                                                    =======           =======           =======

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 4 - LOANS RECEIVABLE (CONTINUED)

The components of impaired loans are as follows:

                                                                DECEMBER 31,
                                                            ------------------
                                                            1998          1999
                                                            ----          ----
Outstanding principal balance of accruing loans
      having payments delinquent more than 90 days          $288          $ 78
Loans on which the accrual of interest has been
      discontinued or reduced                                635           962

The average investments in impaired loans were $1,138,000 and $928,000 during the years ended December 31, 1998 and 1999, respectively. Interest income on impaired loans recognized for cash payments received during these years was not significant. The amount of the allowance for loan losses allocated to impaired loans at December 31, 1998 and 1999 was not significant.

The Company is not committed to lend funds to debtors whose loans have been impaired.

Loans are made in the ordinary course of business to directors, officers, and principal holders of equity securities of the Company and its subsidiaries and to their affiliates. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectibility. A summary of activity in these loans is as follows:

                                           1998            1999
                                       ----------          ------

Balance, at beginning of year          $       --          $   --

      New loans                                --           1,742
      Repayments                               --              --
                                       ----------          ------

BALANCE, AT END OF YEAR                $       --          $1,742
                                       ==========          ======


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                 DECEMBER 31,
                                           1998               1999
                                         --------           --------
Cost:
      Building and improvements          $  4,523           $  5,398
      Leasehold improvements                  771              1,263
      Equipment                             3,782              5,970
      Land                                  1,966              2,458
                                         --------           --------

                     Total cost            11,042             15,089

Less accumulated depreciation              (2,734)            (3,972)
                                         --------           --------
NET BOOK VALUE                           $  8,308           $ 11,117
                                         ========           ========

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 6 - DEPOSITS

At December 31, 1999, the scheduled remaining maturities of time deposits are as follows:

                                                      DEPOSIT CATEGORY
                                                  -------------------------
                                                    UNDER          $100,000
                                                  $100,000          OR MORE           TOTAL
                                                  --------         --------          --------
Three months or less                              $ 54,947          $16,058          $ 71,005
Over three months through twelve months            155,691           47,540           203,231
Over one year through three years                  115,982           27,833           143,815
Over three years                                       220               --               220
                                                  --------          -------          --------

                     Total time deposits          $326,840          $91,431           418,271
                                                  ========          =======

Deposits with no stated maturity                                                      105,124
                                                                                     --------

TOTAL DEPOSITS                                                                       $523,395
                                                                                     ========

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature one day from the transaction date. The securities underlying the repurchase agreements are held by an agent of the Banks and are under the control of the Banks.

NOTE 8 - NOTE PAYABLE

The Company maintained a revolving line of credit with the National Bank of Commerce in the amount of $15,000,000 at December 31, 1999. The outstanding balance at December 31, 1998 and 1999 was $8,790,000 and $11,560,000,
respectively. The repayment schedule requires semi-annual interest payments with the principal due at maturity (June 30, 2002). Interest is calculated at 250 basis points over the like "CMT" treasury (weighted total of 7.25% at December 31, 1999) with the next repricing date of March 31, 2000. The note is secured by 100 percent of the outstanding common stock of the Colorado Bank and 91 percent of the outstanding common stock of the Nebraska Bank and is guaranteed by a principal stockholder of the Company. The loan agreement also calls for the Company to maintain the following financial ratios:

Maintain or cause each of its bank subsidiaries to maintain:

(i) for the Company, not less than a 6.5% tangible equity capital-to-assets ratio and

(ii) for each of its subsidiary banks, not less than a 6.0% tangible equity capital-to-assets ratio.

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 9 - FEDERAL HOME LOAN BANK BORROWINGS

As of December 31, 1999, the Banks have available lines of credit totaling $36,738,000 with the Federal Home Loan Bank (FHLB) secured by FHLB capital stock and qualifying first mortgage residential loans. The advances outstanding at December 31, 1998 and 1999 are as follows:

                                                                            OUTSTANDING BALANCE
                                                                              AT DECEMBER 31,
                                                          INTEREST       ------------------------
                                                            RATE           1998             1999
                                                            ----           ----             ----
Maturity date of advance:
      February 2, 2001                                     5.740%        $ 2,500          $ 2,500
      January 31, 2003                                     5.810%          5,000            5,000
      December 1, 2008                                     5.572%          1,150            1,035
      Various advances maturing prior to
           February 15, 2000                            5.640%-6.000%         --           24,700
                                                                         -------          -------

TOTAL ADVANCES OUTSTANDING                                               $ 8,650          $33,235
                                                                         =======          =======

NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONTINGENT LIABILITIES

The Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and stand-by letters of credit.

Those instruments involve, to a varying degree, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments.

The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and stand-by letters of credit is represented by the contractual notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

Financial instruments whose contract amounts represent credit risk are as follows:

                                             DECEMBER 31,
                                      --------------------------
                                        1998              1999
                                      --------          --------
Commitments to extend credit          $118,843          $225,506
Stand-by letters of credit               3,799            13,435

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)


NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONTINGENT LIABILITIES (CONTINUED)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of a condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon or be participated to other financial institutions, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's credit-worthiness on a case-by-case basis.

The amount of collateral obtained if deemed necessary by the Banks upon extension of credit is based on management's credit evaluation. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Stand-by letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

In the normal course of business there are outstanding various contingent liabilities, such as claims and legal actions, which are not reflected in the accompanying consolidated financial statements. Management believes, based on consultation with counsel, that liabilities arising from these proceedings, if any, will not be material to the Company's consolidated financial position.

NOTE 11 - LEASE COMMITMENTS

The Colorado Bank leases various branch office and ATM equipment space under noncancelable operating leases. At December 31, 1999, future minimum lease payments under these leases, expiring at various dates through 2009, are as follows:

Year ending December 31:
      2000                                     $    948
      2001                                          948
      2002                                          978
      2003                                          973
      2004                                          916
      Thereafter                                  2,428
                                               --------
TOTAL FUTURE LEASE PAYMENTS                    $  7,191
                                               ========

Total lease expense for all operating leases was $241,866, $346,665, and $630,199 for the years ended December 31, 1997, 1998, and 1999, respectively.

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 12 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1999 are as follows:

                                                                     1998           1999
                                                                     ----          ------
Deferred tax assets:
      Provision for loan losses                                      $199          $1,332
      Depreciation                                                    133             145
      Net unrealized loss on securities available-for-sale             --             173
                                                                     ----          ------

                     Total deferred tax assets                        332           1,650

Deferred tax liabilities:
      Net unrealized gains on securities available-for-sale           220              --
                                                                     ----          ------

NET DEFERRED TAX ASSETS                                              $112          $1,650
                                                                     ====          ======

Management believes that it is more likely than not that the Company will realize the recorded deferred tax assets and, accordingly, no valuation allowance has been established.

The effective income tax rate varies from the statutory federal rate because of several factors, the most significant being nontaxable interest income earned on obligations of state and political subdivisions. The following table reconciles the Company's effective tax rate to the statutory federal rate:

                                                 1997                              1998                             1999
                                       -------------------------         -------------------------         -----------------------
                                       AMOUNT            PERCENT         AMOUNT            PERCENT         AMOUNT          PERCENT
                                       -------           -------         -------           -------         -------         -------
Tax expense at statutory rate          $ 1,294              34.0%        $ 1,731              34.0%        $ 2,612            34.0%
Increase (decrease) in taxes
      due to:
      Tax exempt municipal
           interest                       (142)             (3.7)           (152)             (3.0)           (176)           (2.3)
      State tax                             81               2.1             162               3.2             166             2.2
      Other                                 76               2.0             (25)              (.5)             14             0.2
                                       -------           -------         -------           -------         -------         -------

TOTAL INCOME TAX EXPENSE               $ 1,309              34.4%        $ 1,716              33.7%        $ 2,616            34.1%
                                       =======           =======         =======           =======         =======         =======

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 12 - INCOME TAXES (CONTINUED)

The consolidated provision for income taxes consisted of the following:

                                                                   YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------
                                                            1997              1998              1999
                                                          -------           -------           -------
Current tax provision:
      Federal                                             $ 1,191           $ 1,656           $ 3,352
      State                                                   123               246               397
                                                          -------           -------           -------

                     Total current tax provision            1,314             1,902             3,749

Deferred federal tax                                           (5)             (186)           (1,133)
                                                          -------           -------           -------

TOTAL PROVISION FOR INCOME TAXES                          $ 1,309           $ 1,716           $ 2,616
                                                          =======           =======           =======

NOTE 13 - RELATED PARTIES

The Company has sold loan participations to related parties (stockholders, directors, family members, businesses related through common ownership). At December 31, 1997 and 1998, the participations sold to related parties were approximately $1.4 million and $1.0 million, respectively. There were no participations sold to related parties at December 31, 1999. The Company's related parties also have deposit activities with the Banks in the normal course of business.

In accordance with the terms of management agreements, the Company and three of its subsidiaries purchase services from Western Management Corporation, a corporation owned by a principal stockholder. Such agreements are annually renewable and are on terms that the Company believes would be similar to those obtained from an unaffiliated party. The purchased services include strategic planning, tax planning and budgeting, business development, and marketing.

Amounts expensed by the Company and its subsidiaries pursuant to the management agreements are as follows:

                         YEARS ENDED DECEMBER 31,
               -----------------------------------------------
                1997                1998                 1999
                ----                ----                 ----
               $ 167.0            $ 180.5              $ 195.1

In 1995, the then Vice Chairman of the Company sold assets of a mortgage company to the Company for a purchase price of $100,000 to be paid out of future profits generated by mortgage operations relating to those assets. Through December 31, 1998, payments under the terms of this agreement totaled $100,000. The Company believes that this transaction was made on terms similar to those that would have been obtained with an unaffiliated party.

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 14 - EMPLOYEE BENEFITS

The Company participates in a multiple-employer 401(k) profit sharing plan involving other companies of its primary shareholder. The plan is available for all Company personnel who have been employed for one year. Employees may contribute up to 10 percent of their compensation with the Company's discretionary matching within the limits defined for a 401(k) plan.

Contributions in 1997, 1998, and 1999 were $19,341, $37,478, and $48,731, respectively.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following summary presents the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. The Company operates as a going concern and, except for its investment portfolio, no active market exists for its financial instruments. Much of the information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

CASH AND DUE FROM BANKS, INTEREST BEARING DEPOSITS IN OTHER BANKS, AND FEDERAL FUNDS SOLD

For these short-term instruments, the carrying amount approximates fair value.

INVESTMENT SECURITIES

For investment securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying amount of accrued interest receivable approximates its fair value.

LOANS

The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For variable rate loans, the carrying amount is a reasonable estimate of fair value. For loans where collections of principal are in doubt, an allowance for losses has been estimated. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest receivable approximates its fair value.

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

DEPOSITS

The fair value of interest bearing deposits with no stated maturity is the amount payable on demand at the reporting date (i.e., their carrying amount). The fair value of fixed maturity interest bearing deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

For securities sold under agreements to repurchase, the carrying amount is a reasonable estimate of fair value.

OTHER BORROWINGS

The fair value of other borrowings is estimated by discounting the future cash flows using the current rate at which a similar loan could be financed.

COMMITMENTS TO EXTEND CREDIT AND STAND-BY LETTERS OF CREDIT

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparts. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparts at the reporting date.

The following table presents estimated fair values of the Company's financial instruments as of December 31, 1998 and 1999:

                                                            1998                                1999
                                                  ---------------------------         ---------------------------
                                                  CARRYING         ESTIMATED          CARRYING         ESTIMATED
                                                   AMOUNT          FAIR VALUE          AMOUNT          FAIR VALUE
                                                  --------         ----------         --------         ----------
Financial assets:
      Cash and due from banks                     $ 13,892          $ 13,892          $ 27,049          $ 27,049
      Interest bearing deposits in other
           banks                                         3                 3                 3                 3
      Federal funds sold                            13,270            13,270                --                --
      Investment securities:
           Securities held-to-maturity               7,146             7,250             5,989             6,006
           Securities available-for-sale            27,082            27,082            36,369            36,369
      Loans held for sale                            5,193             5,193             1,123             1,123
      Net loans                                    287,802           287,349           615,627           608,975
      Accrued interest receivable                    2,902             2,902             4,979             4,979

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                            1998                               1999
                                                 ---------------------------         ---------------------------
                                                 CARRYING          ESTIMATED         CARRYING          ESTIMATED
                                                  AMOUNT          FAIR VALUE          AMOUNT          FAIR VALUE
                                                 --------         ----------         --------         ----------
Financial liabilities:
      Deposits:
           Noninterest bearing                   $ 44,653          $ 44,653          $ 58,648          $ 58,648
           Interest bearing                       274,827           272,881           543,346           540,363
      Securities sold under agreements
           to repurchase                            5,080             5,080             8,150             8,150
      Note payable                                  8,790             8,790            11,560            11,560
      Federal Home Loan Bank borrowings             8,650             8,758            33,235            32,934
      Accrued interest payable                      3,348             3,348             2,550             2,550

Unrecognized financial instruments:
      Commitments to extend credit                118,843           118,843           225,506           225,506
      Stand-by letters of credit                    3,799             3,799            13,435            13,435

NOTE 16 - STOCKHOLDERS' EQUITY AND REGULATORY RESTRICTIONS

The payment of dividends to the Company by the subsidiaries is subject to various state and federal regulatory limitations.

The Company (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Banks meet all minimum capital adequacy requirements to which they are subject.

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)


NOTE 16 - STOCKHOLDERS' EQUITY AND REGULATORY RESTRICTIONS (CONTINUED)

As of December 31, 1999, the most recent notification, the Federal Deposit Insurance Corporation categorized the Nebraska Bank as well capitalized and the Colorado Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed either Bank's category. The Company's and the Banks' actual capital amounts and ratios as of December 31, 1998 and 1999 are also presented in the table.

                                  AS OF DECEMBER 31, 1998

                                                                                                                 MINIMUM
                                                                                                                TO BE WELL
                                                                                   MINIMUM                      CAPITALIZED
                                                                                 FOR CAPITAL                   UNDER PROMPT
                                                                                  ADEQUACY                   CORRECTIVE ACTION
                                                  ACTUAL                          PURPOSES                      PROVISIONS
                                         -------------------------        -------------------------       -----------------------
                                                                                             RATIO                         RATIO
                                         AMOUNT              RATIO        AMOUNT             > OR =        AMOUNT          > OR =
                                         -------             -----        -------            ------        -------         ------
Consolidated:
      Total capital to risk
           weighted assets               $22,564              7.22%       $25,009             8.00%       $   N/A
      Tier 1 capital to risk
           weighted assets                20,139              6.44         12,504             4.00            N/A
      Tier 1 capital to average
           assets                         20,139              5.70         14,137             4.00            N/A

Colorado Bank:
      Total capital to risk
           weighted assets               $22,165              8.53%       $20,780             8.00%       $25,976         10.00%
      Tier 1 capital to risk
           weighted assets                20,828              8.02         10,390             4.00         15,585          6.00
      Tier 1 capital to average
           assets                         20,828              7.39         11,275             4.00         14,094          5.00

Nebraska Bank:
      Total capital to risk
           weighted assets               $ 8,546             16.31%       $ 4,192             8.00%       $ 5,240         10.00%
      Tier 1 capital to risk
           weighted assets                 7,889             15.05          2,096             4.00          3,144          6.00
      Tier 1 capital to average
           assets                          7,889             11.08          2,848             4.00          3,559          5.00

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)


NOTE 16 - STOCKHOLDERS' EQUITY AND REGULATORY RESTRICTIONS (CONTINUED)

                                                       AS OF DECEMBER 31, 1999

                                                                                                                MINIMUM
                                                                                                               TO BE WELL
                                                                                  MINIMUM                      CAPITALIZED
                                                                                FOR CAPITAL                    UNDER PROMPT
                                                                                 ADEQUACY                   CORRECTIVE ACTION
                                                  ACTUAL                         PURPOSES                       PROVISIONS
                                         -------------------------        -------------------------        -----------------------
                                                                                             RATIO                          RATIO
                                         AMOUNT              RATIO        AMOUNT             > OR =        AMOUNT           > OR =
                                         -------             -----        -------            ------        -------          ------
Consolidated:
      Total capital to risk
           weighted assets               $53,730             8.23%        $52,217             8.00%       $   N/A
      Tier 1 capital to risk
           weighted assets                33,684             5.16          26,108             4.00            N/A
      Tier 1 capital to average
           assets                         33,684             5.15          26,159             4.00            N/A

Colorado Bank:
      Total capital to risk
           weighted assets               $52,266             9.09%        $45,998             8.00%       $57,497            10.00%
      Tier 1 capital to risk
           weighted assets                47,876             8.33          22,999             4.00         34,498             6.00
      Tier 1 capital to average
           assets                         47,876             8.33          22,989             4.00         28,736             5.00

Nebraska Bank:
      Total capital to risk
           weighted assets               $ 9,004            14.15%        $ 5,091             8.00%       $ 6,363            10.00%
      Tier 1 capital to risk
           weighted assets                 8,207            12.90           2,545             4.00          3,818             6.00
      Tier 1 capital to average
           assets                          8,207            10.81           3,037             4.00          3,797             5.00

The Federal Reserve Board requires banks to maintain reserve balances composed of cash on hand and balances maintained at the Federal Reserve Bank. These reserve balances are based primarily on deposit levels and totaled approximately $1,071,000 and $2,183,000 at December 31, 1998 and 1999, respectively.

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 17 - ISSUANCE OF PREFERRED SECURITIES

On February 16, 1999, the Company completed the issuance of 2,300,000 of Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures. The preferred securities have been structured to qualify as Tier 1 capital for regulatory purposes. However, the securities cannot be used to constitute more than 25 percent of the Company's total Tier 1 capital according to regulatory requirements. The Company utilized a portion of the proceeds of this issuance to inject additional capital into the Colorado Bank.


NOTE 18 - STOCK INCENTIVE PLAN

On September 15, 1999, the Company adopted the FirsTier Corporation 1999 Stock Incentive Plan to provide incentives for eligible persons, including employees, non-employee directors, and consultants to the Company and its subsidiaries. The total number of Company shares to be issued under this plan shall not exceed 1,700,000 shares. Incentive awards may be granted by the Company's Board of Directors under this plan. To date, all stock options granted permit the holder to purchase, under certain limitations, the Company's common stock at a price not less than 100 percent of the market value of the stock on the date the option was granted. These options terminate, contingent upon continued employment and other factors, approximately 10 years from the date of grant. At the time of the initial adoption of the plan, 500,000 shares were granted under this plan to an eligible person. The exercise price per share is $12.00 per share. None of the options were exercisable at December 31, 1999.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for the plan and recognizes no compensation costs in net earnings from the grant of options, as options are granted at exercise prices equal to the current stock price. Had compensation cost been determined under SFAS 123, Accounting for Stock-Based Compensation, the Company's pro forma 1999 net income and income per share would have been as follows:

Net income:
      As reported                              $   5,066
      Pro forma                                    4,846

Income per share - basic and diluted:
      As reported                              $    0.68
      Pro forma                                     0.65

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)


NOTE 18 - STOCK INCENTIVE PLAN (CONTINUED)

In accordance with SFAS 123, the fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                       1999
                                       ----
Risk-free interest rate                6.44%
Expected life (years)                  9.71
Expected volatility                   32.00%
Expected dividend yield                  --

In accordance with SFAS 123, the weighted average fair value of options granted during 1999 was $6.86.

NOTE 19 - YEAR 2000 UNCERTAINTIES

Like most entities, the Company and its subsidiaries may be exposed to risks associated with Year 2000 dating problems. This problem affects computer software and hardware; transactions with customers, vendors, and other entities; and equipment dependent on microchips. The Company recognizes that Year 2000 dating problems pose a risk beyond January 1, 2000 as errors may not become evident until after that date. The Company has performed the remediation steps it believes necessary to address Year 2000 dating problems. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of Year 2000 dating problems on third parties with which the Company does business. If remediation efforts of the Company or third parties with which it does business are not successful, it is possible the Year 2000 dating problem could negatively impact the Company's consolidated financial condition and results of operations. The Company does not believe any significant Year 2000 dating problems have occurred.

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 20 - CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY

The following presents condensed parent company only financial statements for FirsTier Corporation:

                            CONDENSED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                             -------------------------
                                                               1998              1999
                                                             -------          --------
Assets:
      Cash                                                   $    15          $      5
      Investment in subsidiaries                              29,925            57,905
      Note receivable from nonbank subsidiary                     --             2,490
      Other assets                                             2,025             1,287
                                                             -------          --------

TOTAL ASSETS                                                 $31,965          $ 61,687
                                                             =======          ========

Liabilities:
      Note payable                                           $ 8,790          $ 11,560
      Income taxes payable                                     2,118                --
      Accounts payable and accrued liabilities                   351               712
      Subordinated debenture payable to nonbank
           subsidiary                                             --            23,711
                                                             -------          --------

                     Total liabilities                        11,259            35,983
                                                             -------          --------

Stockholders' equity:
      Common stock                                               837             1,520
      Retained earnings                                       19,460            24,520
      Accumulated other comprehensive income (loss)              409              (336)
                                                             -------          --------

                     Total stockholders' equity               20,706            25,704
                                                             -------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $31,965          $ 61,687
                                                             =======          ========

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 20 - CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME

                                                                                 YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                          1997             1998              1999
                                                                         ------          -------           -------
Income:
      Dividends received from subsidiaries                               $  937          $   994           $ 2,012
      Interest                                                                5               --               174
      Other                                                                  --                2                --
                                                                         ------          -------           -------

                     Total income                                           942              996             2,186
                                                                         ------          -------           -------

Expenses:
      Purchased services                                                    294              294               311
      Interest                                                              113              299             2,300
      Other                                                                  27               27                64
                                                                         ------          -------           -------

                     Total expenses                                         434              620             2,675
                                                                         ------          -------           -------

                     Income (loss) before income tax expense
                          (benefit) and equity in undistributed
                          income of subsidiaries                            508              376              (489)

Income tax expense (benefit)                                                  2             (401)             (968)
                                                                         ------          -------           -------

                     Income before equity in undistributed
                          income of subsidiaries                            506              777               479

Equity in undistributed income of subsidiaries                            1,991            2,598             4,587
                                                                         ------          -------           -------

NET INCOME                                                               $2,497          $ 3,375           $ 5,066
                                                                         ======          =======           =======

                      FIRSTIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)

NOTE 20 - CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                          1997              1998               1999
                                                                        -------           -------           --------
Cash flows from operating activities:
      Net income                                                        $ 2,497           $ 3,375           $  5,066
      Adjustments to reconcile net income to net cash
           provided by operating activities:
           Equity in undistributed income of subsidiaries                (1,991)           (2,598)            (4,587)
           Changes in deferrals and accruals:
                Other assets                                               (501)             (852)              (169)
                Income taxes payable                                        639               809                 --
                Accounts payable and accrued liabilities                    112               239                443
                                                                        -------           -------           --------

                     Net cash provided by operating activities              756               973                753
                                                                        -------           -------           --------

Cash flows from investing activities:
      Capital injection into subsidiary bank                             (3,737)           (6,550)           (22,750)
      Capital injection into trust subsidiary                                --                --               (711)
      Purchase of savings bank                                           (3,743)               --                 --
      Net cash transfers with First Mortgage Bancorp                      2,799               166             (2,662)
                                                                        -------           -------           --------

                     Net cash used in investing activities               (4,681)           (6,384)           (26,123)
                                                                        -------           -------           --------

Cash flows from financing activities:
      Proceeds from note payable                                          3,380             6,940             11,560
      Payments on note payable                                               --            (1,530)            (8,790)
      Proceeds from junior subordinated notes issued to
           trust subsidiary                                                  --                --             23,711
      Debt issuance cost                                                     --                --             (1,121)
                                                                        -------           -------           --------

                     Net cash provided by financing activities            3,380             5,410             25,360
                                                                        -------           -------           --------

                     Net decrease in cash                                  (545)               (1)               (10)

Cash at beginning of year                                                   561                16                 15
                                                                        -------           -------           --------

CASH AT END OF YEAR                                                     $    16           $    15           $      5
                                                                        =======           =======           ========


            This information is an integral part of the accompanying
                       consolidated financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Northglenn, State of Colorado on March 28, 2000.

                                               FIRSTIER CORPORATION

                                               By: /s/ T. Wiens
                                                  ------------------------------
                                                  Timothy D. Wiens,
                                                  Chief Executive Officer

                                               By: /s/ Ron James
                                                  ------------------------------
                                                  Ronald B. James,
                                                  Chief Financial Officer


                                POWER OF ATTORNEY

         Each individual whose signature appears below hereby designates and appoints Timothy D. Wiens and Ronald B. James, and each of them, as such person's true and lawful attorneys-in-fact and agents (the "Attorneys-in-Fact") with full power of substitution and resubstitution, for each person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-KSB, which amendments may make such changes in this Annual Report on Form 10-KSB as either Attorney-in-Fact deems appropriate and to file each such amendment with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such Attorneys-in-Fact and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such Attorneys-in-Fact or either of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2000.

SIGNATURES                                  TITLE                                  DATE
----------                                  -----                                  ----
/s/ T. Wiens
--------------------------------
Timothy D. Wiens                            Director, President and Chief          March 28, 2000
                                            Executive Officer (Principal
                                            Executive Officer)
/s/ Joel Wiens
--------------------------------
Joel H. Wiens                               Director                               March 28, 2000

/s/ Michael Nelson
--------------------------------
Michael J. Nelson                           Director                               March 28, 2000

/s/ Ron James
--------------------------------
Ronald B. James                             Chief Financial Officer                March 28, 2000
                                            (Principal Accounting Officer)

                              INDEX TO EXHIBITS


EXHIBIT NO.    DESCRIPTION
-----------    -----------

   11.1 Statement re Computation of per share earnings - see Item 7 -- Financial Statements.

   24          Power of Attorney - see Signature Page hereof.

   27          Financial Data Schedule.