Form 10QSB
period 2000-03-31
FIRSTIER CORP
filed 2000-05-03
CIK 876180

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB



                  (Mark One)

     [X]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000.

     [ ]          TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to _________________.


                        Commission file number 000-25295

                              FIRSTIER CORPORATION
        (Exact name of small business issuer as specified in its charter)

                         Colorado                                            47-0484682
--------------------------------------------------------------   ---------------------------------
(State or other jurisdiction of incorporation or organization)   (IRS Employer Identification No.)

                       11210 Huron, Northglenn, CO. 80234
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (303) 451-1010
                           ---------------------------
                           (Issuer's telephone number)

        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X   No
          -----    ----


         As of May 2, 2000, there were 7,579,667 shares of the registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (check one):
                                                               Yes      No   X
                                                                   ----    ----

                              FIRSTIER CORPORATION





                                TABLE OF CONTENTS



  PART I              FINANCIAL INFORMATION                                                               PAGE NO.

                      Item 1.                Financial Statements                                            2

                      Item 2.                Management's Discussion and Analysis of Financial
                                             Condition and Results of Operations                             7
  PART II.            OTHER INFORMATION

                      Item 1.                Legal Proceedings                                              11
                      Item 2.                Changes in Securities and Use of Proceeds                      11
                      Item 3.                Defaults Upon Senior Securities                                11
                      Item 4.                Submission of Matters to a Vote of Security Holders            11
                      Item 5.                Other Information                                              11
                      Item 6.                Exhibits and Reports on Form 8-K                               11

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                      FIRSTIER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                March 31, 2000 (Unaudited) and December 31, 1999
                        (In thousands, except share data)

                                                                                      March 31, 2000    December 31, 1999
                                                                                      --------------    -----------------
                                                                                       (Unaudited)

                                     ASSETS
Cash and due from banks .............................................................  $   36,501          $   27,049
Interest bearing deposits in other banks ............................................         113                   3
Federal funds sold ..................................................................       4,000                  --
Investment securities:
  Available-for-sale, at fair value .................................................      39,937              36,369
  Held-to-maturity, at amortized cost, fair value of $4,660, at March 31,
     2000 (unaudited) and $6,006, at December 31, 1999 ..............................       4,650               5,989
                                                                                       ----------          ----------
         Total investment securities ................................................      44,587              42,358
                                                                                       ----------          ----------
Loans held for sale .................................................................       4,310               1,123
Gross loans receivable: .............................................................     689,900             623,070
  Less: unearned loan fees ..........................................................      (2,399)             (2,121)
        allowance for loan losses ...................................................      (6,014)             (5,322)
                                                                                       ----------          ----------
         Net loans receivable .......................................................     681,487             615,627
                                                                                       ----------          ----------
Premises and equipment, net .........................................................      11,607              11,117
Preferred securities issuance cost, net .............................................       1,074               1,083
Other assets ........................................................................       8,759               8,461
                                                                                       ----------          ----------
         TOTAL ASSETS ...............................................................  $  792,438          $  706,821
                                                                                       ==========          ==========

                                  LIABILITIES
Deposits:
  Demand non-interest bearing .......................................................  $   67,737          $   58,648
  Demand interest bearing ...........................................................      21,400              19,951
  Time ..............................................................................     537,968             523,395
                                                                                       ----------          ----------
         Total deposits .............................................................     627,105             601,994
Federal funds purchased and securities sold under agreements to repurchase ..........      10,024               8,150
Note payable ........................................................................      23,500              11,560
Federal Home Loan Bank borrowings ...................................................      74,535              33,235
Other liabilities ...................................................................       6,390               3,178
                                                                                       ----------          ----------
         Total liabilities ..........................................................     741,554             658,117
                                                                                       ----------          ----------
Company obligated  mandatorily  redeemable preferred securities of subsidiary
  trust holding solely Junior Subordinated Debentures ...............................      23,000              23,000
                                                                                       ----------          ----------

                              STOCKHOLDERS' EQUITY

Preferred stock, 20,000,000 shares authorized; no shares issued and
    outstanding at December 31, 1999 and March 31, 2000 (unaudited) .................          --                  --

Common stock, 50,000,000 shares authorized; shares issued and outstanding:
    7,579,667 at December 31, 1999 and March 31, 2000 (unaudited) ...................       1,520               1,520
Retained earnings ...................................................................      26,750              24,520
Accumulated other comprehensive income (loss) .......................................        (386)               (336)
                                                                                       ----------          ----------
         Total stockholders' equity .................................................      27,884              25,704
                                                                                       ----------          ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................  $  792,438          $  706,821
                                                                                       ==========          ==========


These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                      FIRSTIER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                       INCOME Three months ended March 31,
                            2000 and 1999 (Unaudited)
                 (In thousands, except share and per share data)

                                                                        Three months ended March 31,
                                                                          2000                 1999
                                                                    ---------------       ---------------
                                                                      (Unaudited)           (Unaudited)

Interest income:
  Loans, including fees .........................................   $        17,256       $         7,975
  Taxable investment securities .................................               487                   306
  Nontaxable investment securities ..............................               125                   152
  Dividends on investment securities ............................                14                    14
  Federal funds sold ............................................                21                   180
                                                                    ---------------       ---------------
         Total interest income ..................................            17,903                 8,627
                                                                    ===============       ===============
Interest expense:
  Deposits ......................................................             7,440                 3,825
  Federal funds purchased .......................................               154                     3
  Securities sold under agreements to repurchase ................                69                    43
  Note payable ..................................................               219                    84
  Trust preferred securities ....................................               539                   270
  Federal Home Loan Bank borrowings .............................               879                   115
                                                                    ---------------       ---------------
         Total interest expense .................................             9,300                 4,340
                                                                    ---------------       ---------------
         Net interest income ....................................             8,603                 4,287
Provision for loan losses .......................................               754                   915
                                                                    ---------------       ---------------
Net interest income after provision for loan losses .............             7,849                 3,372
                                                                    ---------------       ---------------
Non-interest income:
  Fees for other customer services ..............................               653                   409
  Net gains from sale of loans ..................................               113                   271
  Commissions and fees from brokerage activities ................               113                    67
  Investment securities transactions, net .......................                --                    --
  Other operating income ........................................               199                   113
                                                                    ---------------       ---------------
         Total non-interest income ..............................             1,078                   860
                                                                    ---------------       ---------------
Non-interest expenses:
  Salaries and employee benefits ................................             2,978                 1,754
  Net occupancy expense of premises .............................               848                   486
  Purchased services ............................................               447                   315
  Office supplies ...............................................               176                   110
  Other operating expenses ......................................             1,017                   524
                                                                    ---------------       ---------------
         Total non-interest expenses ............................             5,466                 3,189
                                                                    ---------------       ---------------
         Income before income taxes .............................             3,461                 1,043
Income tax expense ..............................................             1,232                   331
                                                                    ---------------       ---------------
NET INCOME ......................................................   $         2,229       $           712
                                                                    ===============       ===============
Other comprehensive income (loss):
    Unrealized holding gains (losses) arising during the period..               (79)                 (136)

    Unrealized holding gains (losses) arising during
     prior periods, realized during current period ..............                --                    --
    Income tax (expense) benefit related to items of other
     comprehensive income .......................................                29                    46
                                                                    ---------------       ---------------
         Other comprehensive income (loss), net of tax ..........               (50)                  (90)
                                                                    ---------------       ---------------
COMPREHENSIVE INCOME ............................................   $         2,179       $           622
                                                                    ===============       ===============
Income per share:
Basic and diluted earnings per share ............................   $          0.29       $          0.09
                                                                    ===============       ===============
Weighted average shares outstanding .............................         7,579,667             7,579,667
                                                                    ===============       ===============

These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                      FIRSTIER CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH
                     FLOWS Three months ended March 31, 2000
                              and 1999 (Unaudited)
                                 (In thousands)

                                                                                         Three months ended March 31,
                                                                                        -------------------------------
                                                                                            2000               1999
                                                                                        ------------       ------------
                                                                                         (Unaudited)        (Unaudited)

Cash flows from operating activities:
  Net income ........................................................................   $      2,229       $        712
     Adjustments to reconcile net income to cash provided by operating activities:
       Provision for loan losses ....................................................            754                915
       Depreciation and amortization ................................................            449                253
       Net gains from sale of loans .................................................           (113)              (271)
       Proceeds from sale of loans held for sale ....................................          5,182              8,612
       Origination of loans held for sale ...........................................         (8,256)           (12,097)
       Investment securities transactions, net ......................................              0                 (8)
     Changes in deferrals and accruals:
       Other assets .................................................................         (1,735)            (3,814)
       Other liabilities ............................................................          4,569              3,035
                                                                                        ------------       ------------
         Net cash provided by operating activities ..................................          3,079             (2,663)
                                                                                        ------------       ------------
Cash flows from investing activities:
     Net (increase) decrease in federal funds sold ..................................         (4,000)            (2,770)
     Net (increase) decrease in interest bearing deposits in other banks ............           (110)                 3
     Purchase of investment securities available-for-sale ...........................         (3,655)           (30,484)
     Purchase of investment securities held-to-maturity .............................             --               (127)
     Proceeds from maturities/paydowns of investment securities .....................          1,339             23,193
     Net increase in loans ..........................................................        (66,614)           (47,072)
     Expenditures for bank premises and equipment ...................................           (903)              (596)
     Proceeds from sale of real estate owned ........................................             91                162
                                                                                        ------------       ------------
         Net cash used in investing activities ......................................        (73,852)           (57,691)
                                                                                        ------------       ------------
Cash flows from financing activities:
     Net increase in deposits .......................................................         25,111             47,471
     Net increase (decrease) in securities sold under agreements to repurchase ......          1,874                450
     Advances from Federal Home Loan Bank ...........................................         41,300                 --
     Proceeds from note payable .....................................................         11,940                 --
     Payments on note payable .......................................................             --             (8,790)
     Proceeds from trust preferred securities .......................................             --             23,000
     Debt issuance cost .............................................................             --             (1,100)
                                                                                        ------------       ------------
         Net cash provided by financing activities ..................................         80,225             61,031
                                                                                        ------------       ------------
Net increase in cash and due from banks .............................................          9,452                677
Cash and due from banks at beginning of period ......................................         27,049             13,892
                                                                                        ------------       ------------
Cash and due from banks at end of period ............................................   $     36,501       $     14,569
                                                                                        ============       ============
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest .....................................................................   $      8,974       $      5,182
       Income taxes .................................................................            165                 --
Noncash transactions:
     Issuance of shares for minority interest of Firstate Bank ......................             --                683

These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                      FIRSTIER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Three month period ended March 31, 2000 and 1998 (Unaudited)


1.                Summary of significant accounting policies

         The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature necessary for a fair statement of results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements of the Company included in the Company's annual report on form 10KSB for the year end December 31, 1999.

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999.

         The consolidated financial statements include the accounts of the Company's respective subsidiaries. All material intercompany transactions have been eliminated in consolidation.

2.                Nature of Operations

         FirsTier Corporation (the "Company" or "FirsTier"), a multibank holding company, offers full service community banking through 15 banking locations in metropolitan Denver and northern Colorado, and two banking locations in western and central Nebraska. FirsTier's Colorado bank opened six new branches during 1999.

3.                Corporate Restructuring

         On September 14, 1999 the Company changed its state of incorporation to Colorado and changed its name to FirsTier Corporation from First Western Corp. As a result of the re-incorporation, the Company's common stock and surplus accounts have been combined. Also, the Company effected a 52.48 for one common stock split. All share and per share amounts contained in these financial statements have been restated for this reorganization.

4.                1999 Stock Incentive Plan

         As of September 15, 1999 the Company adopted the 1999 Stock Incentive Plan to provide incentives for eligible persons including employees, non-employee directors and consultants to the company and its subsidiaries. The number of shares of common stock of the Company to be issued under this plan will not exceed 1,700,000. To date, all stock options granted permit the holder to purchase, under certain limitations, the Company's common stock at a price not less than 100% of the market value of the stock on the date the option was granted. These options terminate, contingent upon continued employment and other factors, approximately 10 years from the date of grant. At the time of the initial adoption of the plan, an option for 500,000 shares was granted under this plan to an executive officer at an exercise price of $12.00 per share.

5.                Acquisition

         In the first quarter of 1999, the Company exchanged 232,994 shares of its common stock for the 8.6% of Firstate Bank (Kimball, NE) that it did not own. Individuals already affiliated with the Company owned these minority shares. As the Company and its four shareholders at the time of the exchange owned 99.6% of the Nebraska bank and the remaining 0.4% was owned by other persons who were affiliated with the Company, it was determined by the boards of both entities that a book value exchange ratio represented a fair value for all parties. The fair value determined for this transaction was $683,000. No goodwill was recognized in connection with this transaction.

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

7.                Comprehensive Income

         The Financial Accounting Standards Board (FASB) has issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 on January 1, 1998. Amounts formerly presented in Stockholder Equity as "Unrealized gains on securities available for sale, net of taxes", are now reflected as "Accumulated other comprehensive income (loss)".

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

RESULTS OF OPERATIONS

Net interest income for the Company increased $4.3 million (101%) from $4.3 million for the three month period ended March 31, 1999, to $8.6 million for the three month period ended March 31, 2000. The major components of this increase were:

     1. Interest income increased $9.3 million (108%) from $8.6 million for the three month period ended March 31, 1999 to $17.9 million for the three month period ended March 31, 2000. Approximately $9.1 million of this increase is a result of average earning assets increasing $346.7 million (96%) from $362.1 million for the three month period ended March 31, 1999 to $708.9 million for the three month period ended March 31, 2000. Most of the Company's earning assets (94% at March 31,
          2000) are loans, a large portion of which have floating rates and are tied to the prime rate.

     2. Interest expense increased $5.0 million (114%) from $4.3 million for the three month period ended March 31, 1999 to $9.3 million for the three month period ended March 31, 2000. Approximately $4.8 million of this increase is a result of average interest bearing liabilities increasing $333.8 million (105%) from $318.6 million for the three month period ended March 31, 1999 to $652.4 million for the three month period ended March 31, 2000.

     3. Net interest margin increased 0.08% (2% change) from 4.81% for the three month period ended March 31, 1999 to 4.89% for the three month period ended March 31, 2000. The sources of these changes are:

          a) Yields on earning assets increased 0.53% (6% change) from 9.61% for the three month period ended March 31, 1999 to 10.14% for the three month period ended March 31, 2000. This reflects the impact of an average 1.00% increase in the prime lending rate on the Company's variable rate loans.

          b) Costs of interest bearing liabilities increased 0.25% (5% change) from 5.45% for the three month period ended March 31, 1999 to 5.70% for the three month period ended March 31, 2000. This is the result of an increase in rates paid for fixed rate time deposits, an average increase of 0.10% from 5.78% in 1999 to 5.88% in 2000, as well as the impact of $23.0 million of trust preferred securities at 9.375% included in the liability mix.


Provision for loan losses decreased by $161,000 (18%) from $915,000 for the three month period ended March 31, 1999 to $754,000 for the three month period ended March 31, 2000. In response to a sustained significant growth rate in the Company's loan portfolio, management reviewed and revised the methodology for estimating the adequacy of the allowance for loan losses in the fourth quarter of 1998. The methodology was further revised in the first quarter of 1999 which resulted in special loan provisions during the three month period ended March 31, 1999. Management believes that the revised methodology permits a closer match between period loan loss provisions and period loan originations.

Non-interest income increased $218,000 (25%) from $860,000 for the three month period ended March 31, 1999 to $1.1 million for the three month period ended March 31, 2000. The two major components of the increase were:

     1. Fees for other customer services increased $244,000 (60%) from $409,000 for the three month period ended March 31, 1999 to $653,000 for the three month period ended March 31, 2000. This increase resulted from additional customer accounts at our branch locations.

     2. Net gains from sale of loans decreased $158,000 (58%) from $271,000 for the three month period ended March 31, 1999 to $113,000 for the three month period ended March 31, 2000. The Company has experienced a slowing of mortgage loans originated, which management attributes to an increase in market interest rates, and to bringing new staff members up to full production capacity.


Non-interest expense increased $2.3 million (71%) from $3.2 million for the three month period ended March 31, 1999, to $5.5 million for the three month period ended March 31, 2000. The major components of the increase were:

     1. Salaries and employee benefits increased $1.2 million (70%) from $1.8 million for the three month period ended March 31, 1999 to $3.0 million for the three month period ended March 31, 2000. The increase is the result of staffing four additional branch locations and a loan production office.

     2. Net occupancy expense of premises increased $362,000 (75%) from $486,000 for the three month period ended March 31, 1999 to $848,000 for the three month period ended March 31, 2000. The increase represents the cost of adding five additional banking facilities during 1999.

     3. Purchased services increased $132,000 (42%) from $315,000 for the three month period ended March 31, 1999 to $447,000 for the three month period ended March 31, 2000. The majority of this increase is related to data processing services for new branches and the increased operating costs of using year 2000 compliant data processing services.

     4. Other non-interest expenses increased $493,000 (94%) from $524,000 for the three month period ended March 31, 1999 to $1.0 million for the three month period ended March 31, 2000. This increase resulted from additional expenses relating to telephone, marketing, and FDIC insurance, and was attributable to the increase in banking facilities.

Net income increased $1.4 million (200%) from $712,000 for the three month period ended March 31, 1999 to $2.1 million for the three month period ended March 31, 2000

FINANCIAL CONDITION

Total assets increased $85.6 million (12%) from $706.8 million as of December 31, 1999, to $792.4 million at March 31, 2000. This growth was the result of:

     1. Cash and due from banks increased $9.5 million (35%), increasing from $27.0 million at December 31, 1999 to $36.5 million at March 31, 2000. This resulted from an increase in the balance due from correspondent banks representing checks presented for payment but not yet available.

     2. Federal funds sold increased $4.0 million , from $0 at December 31, 1999 to $4.0 million at March 31, 2000. This is the short term investment vehicle for excess liquidity generated from deposit promotions prior to final investment in longer term assets.

     3. Investment securities increased by $2.2 million (5%), increasing from $42.4 million at December 31, 1999 to $44.6 million at March 31, 2000. Excess liquidity at the bank subsidiary level was used for the purchase of US agency bonds.

     4. Loans held for sale increased $3.2 million (284%), from $1.1 million at December 31, 1999 to $4.3 million at March 31, 2000. As a result of staff turnover in the second half of 1999, reduced production levels resulted in a lower level of loans outstanding in the loans held for sale category at December 31, 1999. The new employees increased their production activities in the first quarter of 2000 leading to a higher level of loans held for sale outstanding at March 31, 2000.

     5. Net loans receivable increased $65.8 million (11%), increasing from $615.6 million at December 31, 1999 to $681.5 million at March 31, 2000. This resulted from an increase in loan demand in the Company's market areas and the continued growth of the Company's branches.

Total deposits increased $25.1 million (4%) from $602.0 million as of December 31, 1999 to $627.1 million at March 31, 2000. The change was the result of:

     1. Demand non-interest bearing deposits increased $9.1 million (16%), from $58.6 million at December 31, 1999 to $67.7 million at March 31, 2000. This increase was attributable to the continued growth of the Company's branches and the addition of a cash management function.

     2. Demand interest bearing deposits increased $1.4 million (7%), increasing from $20.0 million at December 31, 1999 to $21.4 million at March 31, 2000. This resulted primarily from the addition of several seasoned bankers who focus on cash management services, and servicing high net worth customers.


     3. Time deposits increased $14.6 million (3%), increasing from $523.4 million at December 31, 1999 to $538.0 million at March 31, 2000. The Company utilized promotional campaigns, designed to generate an increase in certificates of deposit with balances of less than $100,000, to achieve this growth.

Federal funds purchased and securities sold under agreements to repurchase increased $1.9 million (23%) from $8.2 million as of December 31, 1999 to $10.0 million at March 31, 2000. The increase was attributable to federal funds purchased at March 31, 2000 to support uncollected deposits at correspondent banks.

Note payable increased $11.9 million (103%) from $11.6 million as of December 31, 1999 to $23.5 million at March 31, 2000. In March 2000, the Company drew $11.9 million on its line of credit to fund capital needs of its Colorado bank.

Allowance for loan losses increased $692,000 (13%) from $5.3 million as of December 31, 1999 to $6.0 million at March 31, 2000. The following table presents, for the periods indicated, an analysis of the allowance for loan loses and related ratios:

                                                                         Three months Ended
                                                                 March 31, 2000    March 31, 1999
                                                                ---------------    ---------------
                                                                          (in thousands)

     Balance beginning of period .............................. $         5,322    $         2,187
     Provision for loan losses ................................             754                915
     Net charge offs ..........................................             (62)                (7)
                                                                ---------------    ---------------
     Balance end of period .................................... $         6,014    $         3,095
                                                                ===============    ===============

     Ratios:
     Allowance for loan losses to total loans .................            0.87%              0.92%
     Allowance for loan losses to non-performing loans ........             154%               337%

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

The following table presents information and ratios of the Company's non-performing assets as of the dates indicated:

                                                                                     March 31,
                                                                           ------------------------------
                                                                               2000            1999
                                                                           -------------    -------------
                                                                                  (in thousands)

     Loans 90 days or more delinquent and still accruing interest .......  $         592    $         525
     Non-accrual loans ..................................................          3,323              394
     Restructured loans .................................................             --               --
                                                                           -------------    -------------
          Total non-performing loans ....................................          3,915              919
     Real estate acquired by foreclosure ................................             --               10
                                                                           -------------    -------------
          Total non-performing assets ...................................  $       3,915    $         929
                                                                           =============    =============
     Ratios:
     Non-performing assets to total assets ..............................           0.49%            0.22%
     Non-performing loans to total loans ................................           0.57%            0.27%

LIQUIDITY

FirsTier continuously forecasts and manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and to allow FirsTier to meet its own cash flow needs. Management has identified two major categories of liquidity:

1)   Ongoing business cash flows:

          The Company's major source of cash flows is provided by financing activities, $80.2 million for the three-month period ended March 31, 2000 and $61.0 million for the three-month period ended March 31, 1999. Cash provided consisted primarily of an increase in deposits, advances from the Federal Home Loan Bank and proceeds from the note payable for the three-month period ended March 31, 2000. For the three-month period ended March 31, 1999 the major components were the issuance of trust preferred securities, deposit growth and advances from the Federal Home Loan Bank.

          The major use of cash flows for the Company is in investing activities $73.9 million for the three-month period ended March 31, 2000 and $57.8 million for the three-month period ended March 31, 1999. For the three-month period ended March 31, 2000, the major components of this use were a $66.6 million increase in net loans, a $4.0 million increase in federal funds sold and a net increase of $2.3 million in investment securities. For the three-month period ended March 31, 1999, the major components of this use were a $47.1 million increase in net loans, and a net increase of $7.3 million in investment securities.

2)   Backup sources of liquidity

          Management believes it has developed sufficient backup sources of liquidity to meet the Company's needs for the foreseeable future. These internal and external sources include, but are not limited to:

          1. The ability to raise deposits through branch promotional campaigns

          2. Maturity of overnight federal funds sold ($4 million available as of March 31, 2000)

          3. Sale of unpledged available-for-sale securities ($24 million available as of March 31, 2000)

          4.   Available borrowing lines ($21 million available as of March 31,
               2000)

PART II.   OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

                    None

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

                    None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

                    None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None

ITEM 5.        OTHER INFORMATION

                    None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (i)  Exhibits filed with this Form 10-QSB:

    Exhibit No.   Description

         27       Financial Data Schedule.

     (ii) Exhibits previously filed and incorporated herein by reference:

    Exhibit No.   Description

         2 Articles of merger merging First Western Corp. into FIRSTIER CORPORATION(1)

         3i       Articles of Incorporation of FIRSTIER CORPORATION(1)

         3ii      Bylaws of of FIRSTIER CORPORATION(1)

         4.1 Form of Subordinated Indenture dated February 15, 1999 between the Registrant and Wilmington Trust Company, as Indenture Trustee(2).

         4.2 Form of Junior Subordinated Debenture (included as an exhibit to Exhibit 4.1).

         4.5      Form of Amended and Restated Trust Agreement of FW Capital I
                  (2).

         4.7      Form of Preferred Securities Guarantee Agreement(2).

         10.14 1999 FirsTier Corporation Stock Incentive Plan adopted as of September 15, 1999(1).

         10.15 Agreement concerning the sale of FIRSTIER mark, dated September 17, 1999, by and between U.S. Bancorp, U.S. Bank National Association and Firstate Bank of Colorado(1).

         99 Risk Factors incorporated by reference from First Western's Rule 424(b) Prospectus filed on February 10, 1999(3).

------------

(1)  Filed with the 10-QSB on November 3, 1999

(2) Filed with the Registration Statement on Form SB-2, SEC File No. 333-67107, on November 13, 1998.

(3)  Filed with the 10-QSB on August 12, 1999.

(b)      Reports on Form 8-K -- None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRSTIER CORPORATION


Date: May 2, 2000             By:  /s/  Timothy D. Wiens
      -----------                -----------------------------------------------
                                        President

Date: May 2, 2000             By:  /s/  Ronald B. James
      -----------                -----------------------------------------------
                                        Ronald B. James, Chief Financial Officer

                               INDEX TO EXHIBITS


    Exhibit No.   Description
    -----------   -----------

         27       Financial Data Schedule.