Form 10KSB/A
period 1999-12-31
FIRSTIER CORP
filed 2000-05-24
CIK 876180

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        AMENDMENT NO. 1 ON FORM 10-KSB/A

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSN. Yes [ ] No [x]

The issuer's revenues for its most recent fiscal year: $27,183,000

At March 28, 2000, there were 7,579,667 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Transitional Small Business Disclosure Format: Yes [ ] No [x]

EXPLANATORY NOTE: This amendment is filed for the sole purpose of adding the following additional language to Item 12 of the registrant's Form 10-KSB for the year ended December 31, 1999, which in all other respects remains unchanged.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ADDITIONAL LANGUAGE ADDED BY AMENDMENT TO ITEM 12:

         The Company's Colorado bank is a 50% participant in a business loan, the balance of which at year end was $4.5 million, to Tom Wiens, son of Joel Wiens and brother of Timothy D. Wiens. The loan bears interest at the prime rate plus 0.5%, is adjustable, is secured primarily by real estate and is due and payable in full in July 2000. The other 50% participation in the loan is with non-affiliated banks.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Northglenn, State of Colorado on May 24, 2000.

                                        FIRSTIER CORPORATION

                                        By: /s/ Timothy D. Wiens
                                           ----------------------------
                                                Timothy D. Wiens,
                                                Chief Executive Officer