Form 10QSB
period 2000-06-30
FIRSTIER CORP
filed 2000-08-14
CIK 876180

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
   [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2000.

      [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from_______________ to ________________.


                        Commission file number 000-25295

                              FIRSTIER CORPORATION
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

               Colorado                                47-0484682
               --------                                ----------
   (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)


                        11210 Huron, Northglenn, CO 80234
                        ---------------------------------
          (Address of principal executive offices, including zip code)

                                 (303) 451-1010
                                ----------------
                           (Issuer's telephone number)

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

    As of August 11, 2000, there were 7,718,064 shares of the registrant's common stock outstanding.

    Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                                   ---    ---

                              FIRSTIER CORPORATION





                                TABLE OF CONTENTS


                                                                         PAGE NO.
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements                                     2

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      7
PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings                                       12
           Item 2.  Changes in Securities and Use of Proceeds               12
           Item 3.  Defaults Upon Senior Securities                         12
           Item 4.  Submission of Matters to a Vote of Security Holders     12
           Item 5.  Other Information                                       12
           Item 6.  Exhibits and Reports on Form 8-K                        12

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                      FIRSTIER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 June 30, 2000 (Unaudited) and December 31, 1999
                        (In thousands, except share data)

                                                                                   June 30, 2000    December 31, 1999
                                                                                   -------------    -----------------
                                                                                   (Unaudited)
                                               ASSETS
Cash and due from banks ........................................................   $      26,174    $          27,049
Interest bearing deposits in other bank ........................................             174                    3
Federal funds sold .............................................................          52,884                   --
Investment securities:
  Available-for-sale, at fair value ............................................          36,976               36,369
  Held-to-maturity, at amortized cost, fair value of $4,660, at June 30,
     2000 (unaudited)  and $6,006, at December 31, 1999 ........................           4,376                5,989
                                                                                   -------------    -----------------
         Total investment securities ...........................................          41,352               42,358
                                                                                   -------------    -----------------
Loans held for sale ............................................................           7,674                1,123
Gross loans receivable: ........................................................         733,942              623,070
  Less: unearned loan fees .....................................................          (2,275)              (2,121)
        allowance for loan losses ..............................................          (7,721)              (5,322)
                                                                                   -------------    -----------------
         Net loans receivable ..................................................         723,946              615,627
                                                                                   -------------    -----------------
Premises and equipment, net ....................................................          11,462               11,117
Preferred securities issuance cost, net ........................................           1,078                1,083
Other assets ...................................................................           9,736                8,461
                                                                                   -------------    -----------------
         TOTAL ASSETS ..........................................................   $     874,480    $         706,821
                                                                                   =============    =================

                                          LIABILITIES
Deposits:
  Demand non-interest bearing ..................................................   $      79,074    $          58,648
  Demand interest bearing ......................................................          23,132               19,951
  Time .........................................................................         672,340              523,395
                                                                                   -------------    -----------------
         Total deposits ........................................................         774,546              601,994
Federal funds purchased and securities sold under agreements to repurchase .....           7,859                8,150
Note payable ...................................................................          23,500               11,560
Federal Home Loan Bank borrowings ..............................................           8,477               33,235
Other liabilities ..............................................................           5,679                3,178
                                                                                   -------------    -----------------
         Total liabilities .....................................................         820,061              658,117
                                                                                   -------------    -----------------
Company obligated mandatorily redeemable preferred securities of subsidiary
  trust holding solely Junior Subordinated Debentures ..........................          23,000               23,000
                                                                                   -------------    -----------------

                                           STOCKHOLDERS' EQUITY

Preferred stock, 20,000,000 shares authorized; no shares issued and
    outstanding at December 31, 1999 and June 30, 2000 (unaudited) .............              --                   --
Common stock, 50,000,000 shares authorized; shares issued and outstanding:
    7,579,667 at December 31, 1999 and June 30, 2000 7,718,064
    (unaudited) ................................................................           2,805                1,520
Retained earnings ..............................................................          29,018               24,520
Accumulated other comprehensive income (loss) ..................................            (404)                (336)
                                                                                   -------------    -----------------
         Total stockholders' equity ............................................          31,419               25,704
                                                                                   -------------    -----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................   $     874,480    $         706,821
                                                                                   =============    =================

                      FIRSTIER CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
   Three months ended June 30, 2000 and 1999 (Unaudited) and six months ended
    June 30, 2000 and 1999 (Unaudited) (In thousands, except per share data)

                                                                      Three months ended June 30,     Six months ended June 30,
                                                                          2000           1999           2000           1999
                                                                       -----------    -----------    -----------    -----------
                                                                       (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Interest income:
  Loans, including fees ............................................   $    18,971    $     9,667    $    36,227    $    17,642
  Taxable investment securities ....................................           500            503            987            809
  Nontaxable investment securities .................................           125            110            250            262
  Dividends on investment securities ...............................            68             11             82             25
  Federal funds sold ...............................................           386            234            407            414
                                                                       -----------    -----------    -----------    -----------
         Total interest income .....................................        20,050         10,525         37,953         19,152
                                                                       -----------    -----------    -----------    -----------
Interest expense:
  Deposits .........................................................         9,247          4,670         16,687          8,495
  Federal funds purchased ..........................................            14             21            168             24
  Securities sold under agreements to repurchase ...................            73             58            142            101
  Note payable .....................................................           494             --            713             84
  Trust preferred securities .......................................           539            545          1,078            815
  Federal Home Loan Bank borrowings ................................           352            139          1,231            254
                                                                       -----------    -----------    -----------    -----------
         Total interest expense ....................................        10,719          5,433         20,019          9,773
                                                                       -----------    -----------    -----------    -----------
         Net interest income .......................................         9,331          5,092         17,934          9,379
Provision for loan losses ..........................................         2,176            514          2,930          1,429
                                                                       -----------    -----------    -----------    -----------
Net interest income after provision for loan losses ................         7,155          4,578         15,004          7,950
                                                                       -----------    -----------    -----------    -----------
Non-interest income:
  Fees for other customer services .................................           723            463          1,376            872
  Net gains from sale of loans .....................................           288            323            401            594
  Commissions and fees from brokerage activities ...................           123            114            236            181
  Investment securities transactions, net ..........................            --             --             --             --
  Other operating income ...........................................         1,267            139          1,466            252
                                                                       -----------    -----------    -----------    -----------
         Total non-interest income .................................         2,401          1,039          3,479          1,899
                                                                       -----------    -----------    -----------    -----------
Non-interest expenses:
  Salaries and employee benefits ...................................         3,197          1,922          6,175          3,676
  Net occupancy expense of premises ................................           926            544          1,774          1,030
  Purchased services ...............................................           452            440            899            755
  Office supplies ..................................................           165            119            341            229
  Other operating expenses .........................................         1,259            725          2,276          1,249
                                                                       -----------    -----------    -----------    -----------
         Total non-interest expenses ...............................         5,999          3,750         11,465          6,939
                                                                       -----------    -----------    -----------    -----------
         Income before income taxes ................................         3,557          1,867          7,018          2,910
Income tax expense .................................................         1,287            626          2,519            957
                                                                       -----------    -----------    -----------    -----------
NET INCOME .........................................................   $     2,270    $     1,241    $     4,499    $     1,953
                                                                       ===========    ===========    ===========    ===========
Other comprehensive income:
    Unrealized holding gains (losses) arising during the ...........           (24)          (441)          (103)          (577)
     period
    Unrealized holding gains (losses) arising during prior .........            --             --             --             --
     periods, realized during current period
                                                                       -----------    -----------    -----------    -----------
    Income tax (expense) benefit related to items of other
     comprehensive income ..........................................             9            150             38            196
                                                                       -----------    -----------    -----------    -----------
         Other comprehensive income, net of tax ....................           (15)          (291)           (65)          (381)
                                                                       -----------    -----------    -----------    -----------

COMPREHENSIVE INCOME ...............................................   $     2,255    $       950    $     4,434    $     1,572
                                                                       ===========    ===========    ===========    ===========
Income per share:
Basic and diluted earnings per share ...............................   $      0.30    $      0.17    $      0.59    $      0.26
                                                                       ===========    ===========    ===========    ===========
    Weighted average shares outstanding ............................     7,580,427      7,424,337      7,581,171      7,502,002
                                                                       ===========    ===========    ===========    ===========

                      FIRSTIER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Six months ended June 30, 2000 and 1999 (Unaudited)
                                 (In thousands)

                                                                                    Six months ended June 30,
                                                                                      2000             1999
                                                                                   ------------    ------------
                                                                                    (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income ...................................................................   $      4,499    $      1,953
     Adjustments to reconcile net income to cash provided by operating activities:
       Provision for loan losses ...............................................          2,930           1,454
       Depreciation and amortization ...........................................            651             555
       Net gains from sale of loans ............................................           (401)           (594)
       Proceeds from sale of loans held for sale ...............................         18,523          31,226
       Origination of loans held for sale ......................................        (24,673)        (27,975)
       Investment securities transactions, net .................................              0             175
     Changes in deferrals and accruals:
       Other assets ............................................................         (1,240)          1,933
       Other liabilities .......................................................          2,501          (4,000)
                                                                                   ------------    ------------
         Net cash provided by operating activities .............................          2,790           4,727
                                                                                   ------------    ------------
Cash flows from investing activities:
     Net (increase) decrease in federal funds sold .............................        (52,884)         10,770
     Net (increase) decrease in interest bearing deposits in other banks .......           (171)              3
     Purchase of investment securities available-for-sale ......................         (4,565)        (58,148)
     Purchase of investment securities held-to-maturity ........................             --            (127)
     Proceeds from maturities/paydowns of investment securities ................          5,456          39,039
     Net increase in loans .....................................................       (111,250)       (124,734)
     Expenditures for bank premises and equipment ..............................           (965)         (1,254)
     Proceeds from sale of real estate
       owned ...................................................................             --             162
                                                                                   ------------    ------------
         Net cash used in investing activities .................................       (164,379)       (134,289)
                                                                                   ------------    ------------
Cash flows from financing activities:
     Net increase in deposits ..................................................        172,552         109,032
     Advances from Federal Home Loan Bank ......................................        (24,758)            (57)
     Proceeds from note payable ................................................         11,940           3,600
     Payments on note payable ..................................................             --          (8,790)
     Proceeds from trust preferred securities ..................................             --          23,000
     Proceeds from sale of common stock ........................................          1,285              --
     Debt issuance cost ........................................................            (14)         (1,102)
                                                                                   ------------    ------------
         Net cash provided by financing activities .............................        160,714         130,166
                                                                                   ------------    ------------
Net increase in cash and due from banks ........................................           (875)            604
Cash and due from banks at beginning of period .................................         27,049          13,892
                                                                                   ------------    ------------
Cash and due from banks at end of period .......................................   $     26,174    $     14,496
                                                                                   ============    ============

                      FIRSTIER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Three month period ended June 30, 2000 and 1998
                                   (Unaudited)

1. Summary of significant accounting policies

         The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature necessary for a fair statement of results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements of the Company included in the Company's annual report on form 10-KSB for the year-end December 31, 1999.

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2000 and December 31, 1999, and the results of operations and cash flows for the three month periods ended June 30, 2000 and 1999.

         The consolidated financial statements include the accounts of the Company's respective subsidiaries. All material intercompany transactions have been eliminated in consolidation.

2. Nature of Operations

         FirsTier Corporation (the "Company" or "FirsTier"), a multibank holding company, offers full service community banking through 16 banking locations in metropolitan Denver and northern Colorado, and two banking locations in western and central Nebraska. FirsTier's Colorado bank opened six new branches during 1999 and one branch in 2000.

3. Corporate Restructuring

         On September 14, 1999 the Company changed its state of incorporation to Colorado and changed its name to FirsTier Corporation from First Western Corp. As a result of the re-incorporation, the Company's common stock and surplus accounts have been combined. Also, the Company effected a 52.47623 for one common stock split. All share and per share amounts contained in these financial statements have been restated for this reorganization.

4. 1999 Stock Incentive Plan

         In September 1999 the Company adopted the 1999 Stock Incentive Plan to provide incentives for eligible persons, including employees, non-employee directors and consultants to the Company and its subsidiaries. The number of shares of common stock of the Company to be issued under this plan may not exceed 1,700,000. To date, all stock options granted permit the holder to purchase, under certain limitations, the Company's common stock at a price not less than 100% of the market value of the stock on the date the option was granted. At the time of the initial adoption of the plan, an option for 500,000 shares was granted under this plan to an executive officer at an exercise price of $12.00 per share.

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

7. Accounting Standard Implemented in 2000

         In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Under Statement 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives is reported as a component of other comprehensive income or recognized as earning through the income statement depending on the nature of the instrument. Statement 137 was issued in June 1999, and deferred the effectiveness of Statement 133 to all quarters of fiscal years beginning after June 15, 2000, with earlier adoption permitted. The Company has not yet adopted Statement 133, but it is not expected to have a material impact on the consolidated financial statements.

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

RESULTS OF OPERATIONS

Net interest income for the Company increased $4.2 million (82%) from $5.1 million for the three month period ended June 30, 1999, to $9.3 million for the three month period ended June 30, 2000 and $8.5 million (91%) from 9.4 million for the six month period ended June 30, 1999 to $17.9 million ended for six month period ended June 30, 2000. The major components of this increase were:

     1. Interest income increased $9.5 million (90%) from $10.5 million for the three month period ended June 30, 1999 to $20.0 million for the three month period ended June 30, 2000 and increased $18.9 million (103%) from $19.1 million for the six month period ended June 30, 1999 to $38.0 million for the six month period ended June 30, 2000. Approximately $8.6 million of this increase is a result of average earning assets increasing $350.6 million (80%) from $438.2 million for the three month period ended June 30, 1999 to $788.8 million for the three month period ended June 30, 2000 and increasing $344.6 million (85%) from $407.7 million for the six month period ended June 30, 1999 to $752.3 million for the six month period ended June 30, 2000. Most of the Company's earning assets (89% at June 30, 2000) are loans, a large portion of which have floating rates and are tied to the prime rate.

     2. Interest expense increased $5.3 million (98%) from $5.4 million for the three month period ended June 30, 1999 to $10.7 million for the three month period ended June 30 ,2000 and increased $10.2 million (104%) from $9.8 million for the six month period ended June 30, 1999 to $20.0 million for the six month period ended June 30, 2000. Approximately $5.0 million of this increase is a result of average interest bearing liabilities increasing $332.6 million (90%) from $369.7 million for the three month period ended June 30, 1999 to $702.3 million for the three month period ended June 30, 2000, and increasing $324.3 million (93%) from $349.4 million for the six month period ended June 30, 1999 to $673.7 million for the six month period ended June 30, 2000.

     3. Net interest margin decreased 0.24% (5% change) from 4.65% for the three month period ended June 30, 1999 to 4.41% for the three month period ended June 30, 2000 and increased 0.10% (2% change) from 4.6% for the six month period ended June 30, 1999 to 4.70% for the three month period ended June 30, 2000. The sources of these changes are:

          a) Yields on earning assets increased 0.56% (6% change) from 9.61% for the three month period ended June 30, 1999 to 10.17% for the three month period ended June 30, 2000 and increased 0.70% (7% change) from 9.39% for the six month period ended June 30, 1999 to 10.09% for the six month period ended June 30, 2000. This reflects the impact of an average 1.00% increase in the prime lending rate on the Company's variable rate loans.

          b) Costs of interest bearing liabilities increased 0.22% (4% change) from 5.88% for the three month period ended June 30, 1999 to 5.70% for the three month period ended June 30, 2000, and increased 0.35% (6% change) from 5.59% for the six month period ended June 30, 1999 to 5.94% for the six month period ended June 30, 2000. This is the result of an increase in rates paid for fixed rate time deposits, an average increase of 0.10% from 5.78% in 1999 to 5.88% in 2000, as well as the impact of $23.0 million of trust preferred securities at 9.375% included in the liability mix.

Provision for loan losses increased by $1.7 million (323%) from $0.5 million for the three month period ended June 30, 1999 to $2.2 million for the three month period ended June 30, 2000 and increased by $1.5 million (105%) from $1.4 million for the six month period ended June 30, 1999 to $2.9 million for the six month period ended June 30, 2000. In response to a sustained significant growth rate in the Company's loan portfolio, management reviewed and revised the methodology for estimating the adequacy of the allowance for loan losses in the fourth quarter of 1998. The methodology was further revised in the first quarter of 1999 which resulted in special loan provisions. Management believes that the revised methodology permits a closer match between period loan loss provisions and period loan originations.

Non-interest income increased $1.4 million (131%) from $1.0 million for the three month period ended June 30, 1999 to $2.4 million for the three month period ended June 30, 2000 and increased $1.6 million (84%) from $1.9 for the six month period ended June 30, 1999 to $3.5 million for the six month period ended June 30, 2000. The two major components of the increase were:

     1. Fees for other customer services increased $0.2 million (49%) from $0.5 million for the three month period ended June 30, 1999 to $0.7 million for the three month period ended June 30, 2000, and increased $0.5 million (56%) from $0.9 million for the six month period ended June 30, 1999 to $1.4 million for the six month period ended June 30, 2000. This increase resulted from additional customer accounts at our branch locations.

     2. The Company sold a branch location in Loveland, Colorado and recognized $1.1 million gain on the sale. This one-time gain is included in the second quarter non-interest income.

Non-interest expense increased $2.2 million (58%) from $3.8 million for the three month period ended June 30, 1999, to $6.0 million for the three month period ended June 30, 2000, and increased $4.5 million (64%) from $7.0 million for the six month period ended June 30, 1999, to $11.5 million for the six month period ended June 30, 2000. The major components of the increase were:

     1. Salaries and employee benefits increased $1.3 million (68%) from $1.9 million for the three month period ended June 30, 1999 to $3.2 million for the three month period ended June 30, 2000, and increased $2.5 million (68%) from $3.7 million for the six month period ended June 30, 1999 to $6.2 million for the six month period ended June 30, 2000. The increase is the result of staffing four additional branch locations and a loan production office.

     2. Net occupancy expense of premises increased $0.3 million (51%) from $0.6 million for the three month period ended June 30, 1999 to $0.9 million for the three month period ended June 30, 2000, and increased $0.8 million (80%) from $1.0 million for the six month period ended June 30, 1999 to $1.8 million for the six month period ended June 30, 2000. The increase represents the cost of adding five additional banking facilities during 1999.

     3. Purchased services increased $12,000 (3%) from $440,000 for the three month period ended June 30, 1999 to $452,000 for the three month period ended June 30, 2000, and increased $144,000 (19%) from $755,000 for the six month period ended June 30, 1999 to $899,000 for the six month period ended June 30, 2000. The majority of this increase is related to data processing services for new branches and the increased operating costs of using year 2000 compliant data processing services.

     4. Other non-interest expenses increased $0.4 million (50%) from $0.8 million for the three month period ended June 30, 1999 to $1.2 million for the three month period ended June 30, 2000, and increased $1.1 million (82%) from $1.2 million for the six month period ended June 30, 1999 to $2.3 million for the six month period ended June 30, 2000. This increase resulted from additional expenses relating to telephone, marketing, and FDIC insurance, and was attributable to the increase in banking facilities.

Net income increased $1.1 million (92%) from $1.2 million for the three month period ended June 30, 1999 to $2.3 million for the three month period ended June 30, 2000 and increased $2.5 million (125%) from $2.0 million for the six month period ended June 30, 1999 to $4.5 million for the six month period ended June 30, 2000.

FINANCIAL CONDITION

Total assets increased $167.7 million (24%) from $706.8 million as of December 31, 1999, to $874.5 million at June 30, 2000. This growth was the result of:

     1. Cash and due from banks decreased $0.8 million (3%), decreasing from $27.0 million at December 31, 1999 to $26.2 million at June 30, 2000.

     2. Federal funds sold increased $52.9 million , from $0 at December 31, 1999 to $52.9 million at June 30, 2000. This is the short term investment vehicle for excess liquidity generated from deposit promotions prior to final investment in longer term assets.

     3. Investment securities decreased by $1.0 million (2%), decreasing from $42.4 million at December 31, 1999 to $41.4 million at June 30, 2000.

     4. Loans held for sale increased $6.6 million (600%), from $1.1 million at December 31, 1999 to $7.7 million at June 30, 2000. As a result of staff turnover in the second half of 1999, reduced production levels resulted in a lower level of loans outstanding in the loans held for sale category at December 31, 1999. The new employees increased the Company's loan production activities in the first half of 2000 leading to a higher level of loans held for sale outstanding at June 30, 2000.

     5. Net loans receivable increased $108.3 million (18%), increasing from $615.6 million at December 31, 1999 to $723.9 million at June 30, 2000. This resulted from an increase in loans in the Company's market areas and the continued growth of the Company's branches.

Total deposits increased $172.5 million (29%) from $602.0 million as of December 31, 1999 to $774.5 million at June 30, 2000. The change was the result of:

     1. Demand non-interest bearing deposits increased $20.5 million (35%), from $58.6 million at December 31, 1999 to $79.1 million at June 30, 2000. This increase was attributable to the continued growth of the Company's branches and the addition of a cash management function.

     2. Demand interest bearing deposits increased $3.1 million (16%), increasing from $20.0 million at December 31, 1999 to $23.1 million at June 30, 2000. This resulted primarily from the addition of several seasoned bankers who focus on cash management services, and servicing high net worth customers.

     3. Time deposits increased $148.9 million (28%), increasing from $523.4 million at December 31, 1999 to $672.3 million at June 30, 2000. The Company utilized promotional campaigns, designed to generate an increase in certificates of deposit with balances of less than $100,000, to achieve this growth.

Federal funds purchased and securities sold under agreements to repurchase decreased $0.3 million (4%) from $8.2 million as of December 31, 1999 to $7.9 million at June 30, 2000.

Note payable increased $12.4 million (107%) from $11.6 million as of December 31, 1999 to $24 million at June 30, 2000. In March 2000, the Company drew $12.4 million on its line of credit to fund capital needs of its Colorado bank.

Allowance for loan losses increased $2.4 million (45%) from $5.3 million as of December 31, 1999 to $7.7 million at June 30, 2000.

The following table presents, for the periods indicated, an analysis of the allowance for loan loses and related ratios:

                                                                                      Six months Ended
                                                                              June 30, 2000     June 30, 1999
                                                                              -------------     -------------
                                                                                      (in thousands)
           Balance beginning of period ....................................   $       5,322     $       2,187
           Provision for loan losses ......................................           2,930             1,429
           Net charge offs ................................................            (531)               (5)
                                                                              -------------     -------------
           Balance end of period ..........................................   $       7,721     $       3,611
                                                                              =============     =============
           Ratios:
           Allowance for loan losses to total loans .......................            1.07%             0.87%
           Allowance for loan losses to non-performing loans ..............             211%              528%

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

The following table presents information and ratios of the Company's non-performing assets as of the dates indicated:

                                                                                      June 30,
                                                                                   ----------------
                                                                                    2000      1999
                                                                                   ------    ------
                                                                                    (in thousands)
           Loans 90 days or more delinquent and still accruing interest ........   $   90    $  334
           Non-accrual loans ...................................................    3,568       352
           Restructured loans ..................................................       --        --
                                                                                   ------    ------
                Total non-performing loans .....................................    3,658       686
           Real estate acquired by foreclosure .................................       --        --
                                                                                   ------    ------
                Total non-performing assets ....................................   $3,658    $  686
                                                                                   ======    ======
           Ratios:
           Non-performing assets to total assets ...............................     0.42%     0.14%
           Non-performing loans to total loans .................................     0.49%     0.17%

Non-performing assets for the Company increased $3,000,000 (429%) from $700,000 at June 30, 1999, to $3,700,000 at June 30, 2000. The major component of this increase is one loan relationship which totals $2,400,000 (80% of the $3,000,000 increase). This relationship is secured by real estate and management believes the bank is adequately collateralized. As of June 30, 2000, there were no significant balances of loans excluded from non-performing loans set forth above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms and which may result in such loans becoming nonperforming.

LIQUIDITY

FirsTier continuously forecasts and manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and to allow FirsTier to meet its own cash flow needs. Management has identified two major categories of liquidity:

1)       Ongoing business cash flows:

         The Company's major source of cash flows is provided by financing activities, $79.2 million for the three-month period ended June 30, 2000 and $69.1 million for the three-month period ended June 30, 1999. Cash provided consisted primarily of an increase in deposits, for the three-month period ended June 30, 2000. For the three-month period ended June 30, 1999 the major components were the issuance of trust preferred securities, deposit growth and proceeds from the note payable.

         The major use of cash flows for the Company is in investing activities, which amounted to $91.5 million for the three-month period ended June 30, 2000 and $68.6 million for the three-month period ended June 30, 1999. For the three-month period ended June 30, 2000, the major components of this use were a $45.8 million increase in net loans, a $48.9 million increase in federal funds sold and a net decrease of $3.2 million in investment securities. For the three-month period ended June 30, 1999, the major components of this use were a $70.8 million increase in net loans, and a net increase of $11.3 million in investment securities and a 13.5 million decrease in Fed Funds Sold.

2)       Backup sources of liquidity

         Management believes it has developed sufficient backup sources of liquidity to meet the Company's needs for the foreseeable future. These internal and external sources include, but are not limited to:

         1. The ability to raise deposits through branch promotional campaigns;

         2. Maturity of overnight federal funds sold ($21.7 million available as of June 30, 2000);

         3. Sale of unpledged available-for-sale securities ($14 million available as of June 30, 2000) and

         4. Available borrowing lines ($64.5 million available as of June 30, 2000).

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

     (ii) Exhibits previously filed and incorporated herein by reference:

         Exhibit No.    Description

          2 Articles of merger merging First Western Corp. into FIRSTIER CORPORATION(1)

          3i   Articles of Incorporation of FIRSTIER CORPORATION(1)

          3ii  Bylaws of FIRSTIER CORPORATION (1)

          4.1 Form of Subordinated Indenture dated February 15, 1999 between the Registrant and Wilmington Trust Company, as Indenture Trustee
               (2).

          4.2  Form of Junior Subordinated Debenture (included as an exhibit to
               Exhibit 4.1).

          4.5   Form of Amended and Restated Trust Agreement of FW Capital I
                (2).

          4.7   Form of Preferred Securities Guarantee Agreement (2).

          10.14 1999 FirsTier Corporation Stock Incentive Plan adopted as of September 15, 1999 (1).

          10.15 Agreement concerning the sale of FIRSTIER mark, dated September 17, 1999, by and between U.S. Bancorp, U.S. Bank National Association and Firstate Bank of Colorado (1).

          99 Risk Factors incorporated by reference from First Western's Rule 424(b) Prospectus filed on February 10, 1999 (3).

---------

(1)  Filed with the 10-QSB on November 3, 1999

(2) Filed with the Registration Statement on Form SB-2, SEC File No. 333-67107, on November 13, 1998.

(3)  Filed with the 10-QSB on August 11, 1999.


(b)   Reports on Form 8-K -- None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRSTIER CORPORATION


Date:      August 11, 2000              By:  /s/  Timothy D. Wiens
           ---------------                   ----------------------------------
                                             President

Date:      August 11, 2000              By: /s/  Brian L. Svendsen
           ---------------                  -----------------------------------
                                            Brian L. Svendsen, Chief Financial
                                            Officer

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER        DESCRIPTION
       --------      -----------
          2       Articles of merger merging First Western Corp. into FIRSTIER
                  CORPORATION(1)

          3i      Articles of Incorporation of FIRSTIER CORPORATION(1)

          3ii     Bylaws of FIRSTIER CORPORATION (1)

          4.1 Form of Subordinated Indenture dated February 15, 1999 between the Registrant and Wilmington Trust Company, as Indenture
                  Trustee (2).

          4.2     Form of Junior Subordinated Debenture (included as an exhibit to
                  Exhibit 4.1).

          4.5     Form of Amended and Restated Trust Agreement of FW Capital
                  I (2).

          4.7     Form of Preferred Securities Guarantee Agreement (2).

          10.14   1999 FirsTier Corporation Stock Incentive Plan adopted as of
                  September 15, 1999 (1).

          10.15   Agreement concerning the sale of FIRSTIER mark, dated September
                  17, 1999, by and between U.S. Bancorp, U.S. Bank National
                  Association and Firstate Bank of Colorado (1).

          27      Financial Data Schedule.

          99      Risk Factors incorporated by reference from First Western's Rule
                  424(b) Prospectus filed on February 10, 1999 (3).

---------

(1)  Filed with the 10-QSB on November 3, 1999

(2) Filed with the Registration Statement on Form SB-2, SEC File No. 333-67107, on November 13, 1998.

(3)  Filed with the 10-QSB on August 11, 1999.