Form 10QSB
period 2000-09-30
FIRSTIER CORP
filed 2000-11-14
CIK 876180

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB



      (Mark One)
      [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000.
                                     ------------------

      [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________.


                        Commission file number 000-25295

                              FIRSTIER CORPORATION
                              --------------------
        (Exact name of small business issuer as specified in its charter)

             Colorado                                   47-0484682
             --------                                   ----------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)

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


     As of November 13, 2000, there were 7,718,069 shares of the registrant's common stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                    ---     ---

                              FIRSTIER CORPORATION


                                TABLE OF CONTENTS



                                                                                                          PAGE NO.
  PART I              FINANCIAL INFORMATION

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      FIRSTIER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
              September 30, 2000 (Unaudited) and December 31, 1999
                        (In thousands, except share data)

                                                                                     September 30, 2000  December 31, 1999
                                                                                     ------------------  -----------------
                                                                                        (Unaudited)
                                                         ASSETS

     Cash and due from banks ......................................................     $     19,910      $     26,689
     Interest bearing deposits in other banks .....................................              229               363
     Federal funds sold ...........................................................           76,995                --
     Investment securities:
       Available-for-sale, at fair value ..........................................           39,969            36,369
       Held-to-maturity, at amortized cost, fair value of $4,052, at September
          30, 2000 (unaudited) and $6,006, at December 31, 1999 ...................            4,254             5,989
                                                                                        ------------      ------------
              Total investment securities .........................................           44,223            42,358
                                                                                        ------------      ------------
     Loans held for sale ..........................................................            5,478             1,123
     Gross loans receivable: ......................................................          773,113           623,070
       Less: unearned loan fees ...................................................           (2,295)           (2,121)
             allowance for loan losses ............................................           (8,239)           (5,322)
                                                                                        ------------      ------------
              Net loans receivable ................................................          762,579           615,627
                                                                                        ------------      ------------
     Premises and equipment, net ..................................................           11,549            11,117
     Preferred securities issuance cost, net ......................................            1,068             1,083
     Other assets .................................................................           11,497             8,461
                                                                                        ------------      ------------
              TOTAL ASSETS ........................................................     $    933,528      $    706,821
                                                                                        ============      ============

                                                      LIABILITIES

     Deposits:
       Demand non-interest bearing ................................................     $     78,891      $     58,648
       Demand interest bearing ....................................................           27,450            19,951
       Time .......................................................................          722,354           523,395
                                                                                        ------------      ------------
              Total deposits ......................................................          828,695           601,994
     Federal funds purchased and securities sold under agreements to repurchase ...            7,802            32,860
     Note payable .................................................................           24,501            11,560
     Federal Home Loan Bank borrowings ............................................            8,478             8,525
     Other liabilities ............................................................            5,542             3,178
                                                                                        ------------      ------------
              Total liabilities ...................................................          875,018           658,117
                                                                                        ------------      ------------
     Company obligated mandatorily redeemable preferred securities of subsidiary
       trust holding solely Junior Subordinated Debentures ........................           23,000            23,000
                                                                                        ------------      ------------

                                                  STOCKHOLDERS' EQUITY

     Preferred stock, 20,000,000 shares authorized; no shares issued and
         outstanding at December 31, 1999 and September 30, 2000 (unaudited) ......               --                --
     Common stock, 50,000,000 shares authorized; shares issued and outstanding:
         7,579,667 at December 31, 1999 and September 30, 2000 7,718,064
         (unaudited) ..............................................................            3,665             1,520
     Retained earnings ............................................................           31,916            24,520
     Accumulated other comprehensive income (loss) ................................              (71)             (336)
                                                                                        ------------      ------------
              Total stockholders' equity ..........................................           35,510            25,704
                                                                                        ------------      ------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................     $    933,528      $    706,821
                                                                                        ============      ============

                        (See the accompanying footnotes)

                      FIRSTIER CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
   Three months ended September 30, 2000 and 1999 (Unaudited) and nine months ended September 30, 2000 and 1999 (Unaudited)
                       (In thousands, except share data)

                                                              Three months ended September 30,     Nine months ended September 30,
                                                                   2000              1999              2000              1999
                                                              -------------      -------------     ------------      -------------
                                                                (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Interest income:
  Loans, including fees ..................................     $     20,692      $     12,178      $     59,919      $     29,820
  Taxable investment securities ..........................              579               531             1,566             1,340
  Nontaxable investment securities .......................              130               128               380               390
  Dividends on investment securities .....................               43                11               125                36
  Federal funds sold .....................................              873               132             1,280               546
                                                               ------------      ------------      ------------      ------------
         Total interest income ...........................           22,317            12,980            60,270            32,132
                                                               ------------      ------------      ------------      ------------
Interest expense:
  Deposits ...............................................           11,034             5,770            27,721            14,265
  Federal funds purchased ................................                2                36               170                60
  Securities sold under agreements to repurchase .........               86                56               228               157
  Note payable ...........................................              537                66             1,250               150
  Trust preferred securities .............................              539               545             1,617             1,360
  Federal Home Loan Bank borrowings ......................              143               138             1,374               392
                                                               ------------      ------------      ------------      ------------
         Total interest expense ..........................           12,341             6,611            32,360            16,384
                                                               ------------      ------------      ------------      ------------
         Net interest income .............................            9,976             6,369            27,910            15,748
Provision for loan losses ................................              499               745             3,429             2,174
                                                               ------------      ------------      ------------      ------------
Net interest income after provision for loan losses ......            9,477             5,624            24,481            13,574
                                                               ------------      ------------      ------------      ------------
Non-interest income:
  Fees for other customer services .......................              788               559             2,164             1,431
  Net gains from sale of loans ...........................              337                78               738               672
  Commissions and fees from brokerage activities .........              107                67               343               248
  Investment securities transactions, net ................               --                --                --                --
  Other operating income .................................              222               150             1,688               402
                                                               ------------      ------------      ------------      ------------
         Total non-interest income .......................            1,454               854             4,933             2,753
                                                               ------------      ------------      ------------      ------------
Non-interest expenses:
  Salaries and employee benefits .........................            3,529             2,175             9,704             5,851
  Net occupancy expense of premises ......................              929               590             2,703             1,620
  Purchased services .....................................              571               569             1,470             1,324
  Office supplies ........................................              136               118               477               347
  Other operating expenses ...............................            1,216               661             3,492             1,910
                                                               ------------      ------------      ------------      ------------
         Total non-interest expenses .....................            6,381             4,113            17,846            11,052
                                                               ------------      ------------      ------------      ------------
         Income before income taxes ......................            4,550             2,365            11,568             5,275
Income tax expense .......................................            1,653               868             4,172             1,825
                                                               ------------      ------------      ------------      ------------
NET INCOME ...............................................     $      2,897      $      1,497      $      7,396      $      3,450
                                                               ============      ============      ============      ============
Other comprehensive income:
    Unrealized holding gains (losses) arising during
     the period ..........................................              509              (198)                4              (819)
    Unrealized holding gains (losses) arising during
     prior periods, realized during current period........               --                 1                --                45
    Income tax (expense) benefit related to items of
     other comprehensive income ..........................             (188)               67              (150)              263
                                                               ------------      ------------      ------------      ------------
         Other comprehensive income, net of tax ..........              321              (130)              256              (511)
                                                               ------------      ------------      ------------      ------------
COMPREHENSIVE INCOME .....................................     $      3,218      $      1,367      $      7,652      $      2,939
                                                               ============      ============      ============      ============
Income per share:
Basic and diluted earnings per share .....................     $       0.38      $       0.20      $       0.97      $       0.46
                                                               ============      ============      ============      ============
    Weighted average shares outstanding ..................        7,718,069         7,579,667         7,626,643         7,527,891
                                                               ============      ============      ============      ============

                        (See the accompanying footnotes)

                     FIRSTIER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine months ended September 30, 2000 and 1999 (Unaudited)
                                 (In thousands)

                                                                                Nine months ended September 30,
                                                                                -------------------------------
                                                                                   2000               1999
                                                                                ------------      ------------
                                                                                (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net income ..............................................................     $      7,396      $      3,450
     Adjustments to reconcile net income to cash provided by operating activities:
       Provision for loan losses ..........................................            3,429             2,174
       Depreciation and amortization ......................................            1,064               873
       Net gains from sale of loans .......................................             (738)             (672)
       Proceeds from sale of loans held for sale ..........................           34,147            44,190
       Origination of loans held for sale .................................          (37,763)          (41,273)
       Investment securities transactions, net ............................               --                --
     Changes in deferrals and accruals:
       Other assets .......................................................           (3,564)             (902)
       Other liabilities ..................................................            2,206            (1,792)
                                                                                ------------      ------------
         Net cash provided by operating activities ........................            6,177             6,048
                                                                                ------------      ------------
Cash flows from investing activities:
     Net (increase) decrease in federal funds sold ........................          (76,995)           10,770
     Net (increase) decrease in interest bearing deposits in other banks ..              134                 3
     Purchase of investment securities available-for-sale .................          (14,954)          (71,081)
     Purchase of investment securities held-to-maturity ...................               --              (127)
     Proceeds from maturities/paydowns of investment securities ...........           13,500            39,127
     Net increase in loans ................................................         (149,869)         (205,854)
     Expenditures for bank premises and equipment .........................           (1,534)           (2,950)
     Proceeds from sale of real estate owned ..............................               --               162
                                                                                ------------      ------------
         Net cash used in investing activities ............................         (229,718)         (229,950)
                                                                                ------------      ------------
Cash flows from financing activities:
     Net increase in deposits .............................................          226,701           196,986
     Net increase (decrease) in securities sold under agreements to
       repurchase .........................................................            2,154            15,188
     Advances from Federal Home Loan Bank .................................          (27,165)              (57)
     Proceeds from note payable ...........................................           12,941            11,750
     Payments on note payable .............................................               --            (8,790)
     Proceeds from trust preferred securities .............................               --            23,000
     Proceeds from sale of common stock ...................................            2,145                --
     Debt issuance cost ...................................................              (14)           (1,092)
                                                                                ------------      ------------
         Net cash provided by financing activities ........................          216,762           236,985
                                                                                ------------      ------------
Net increase in cash and due from banks ...................................           (6,779)           13,083
Cash and due from banks at beginning of period ............................           26,689            13,892
                                                                                ------------      ------------
Cash and due from banks at end of period ..................................     $     19,910      $     26,975
                                                                                ============      ============


                        (See the accompanying footnotes)

                      FIRSTIER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Three month and nine month periods ending September 30, 2000 and 1999
                                  (Unaudited)


1.       Summary of significant accounting policies

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature necessary for a fair statement of results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements of the Company included in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1999.

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2000 and December 31, 1999, and the results of operations and cash flows for the three month and nine month periods ended September 30, 2000 and 1999.

     The consolidated financial statements include the accounts of the Company's respective subsidiaries. All material intercompany transactions have been eliminated in consolidation.

2.       Nature of Operations

     FirsTier Corporation (the "Company" or "FirsTier"), a multibank holding company, offers full service community banking through 16 banking locations in metropolitan Denver and northern Colorado, and two banking locations in western and central Nebraska. FirsTier's Colorado bank opened nine new branches during 1999 and one new branch in 2000.

3.       Accounting Standard Implemented in 2000

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Under Statement 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives is reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. Statement 137 was issued in June 1999, and deferred the effectiveness of Statement 133 to all quarters of fiscal years beginning after June 15, 2000, with earlier adoption permitted. The Company has not yet adopted Statement 133, but it is not expected to have a material impact on the consolidated financial statements.

4.       1999 Stock Incentive Plan

     In September 1999 the Company adopted the 1999 Stock Incentive Plan to provide incentives for eligible persons, including employees, non-employee directors and consultants to the Company and its subsidiaries. The number of shares of common stock of the Company to be issued under this plan may not exceed 1,700,000. The plan is administered by the Company's Board of Directors, and it determines the participants in the plan and the types of awards to be granted and the terms and conditions of all awards. An option for 500,000 shares has been granted under this plan to an executive officer at an exercise price of $12.00 per share.

5.       Corporate Restructuring

     On September 14, 1999, the Company changed its state of incorporation to Colorado and changed its name to FirsTier Corporation from First Western Corp. As a result of the re-incorporation, the Company's common stock and surplus accounts were combined. Also, the Company effected a 52.47623 for one common stock split. All share and per share amounts contained in these financial statements have been restated for this reorganization.

6.       Acquisition

     In March 1999, the Company issued 232,994 shares of common stock to five persons, including Joel H. Weins, Timothy D. Weins and two of his children, and Michael J. Nelson in exchange for shares they owned in the Company's Nebraska bank, representing an 8.6% minority interest in that bank. The parties used a valuation based solely on book value of the two entities in determining the exchange ratio for the transaction. Accordingly, no goodwill was recognized by the Company in the transaction. The book value of the minority interest was $683,000. After the exchange, the Company's Nebraska bank became wholly-owned.

7.       Offering of Trust Preferred Securities by FW Capital I

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

8.       Merger with Compass Bancshares, Inc.

     On September 5, 2000, the Company and Compass Bancshares, Inc. ("Compass") announced the signing of a definitive agreement, dated as of August 23, 2000, pursuant to which Compass would acquire the Company through a merger whereby the Company will be merged into a wholly owned subsidiary of Compass. The consideration to be paid to shareholders of FirsTier will consist of 6,800,000 shares of Compass common stock. The merger is subject to approval by the holders of the Company's outstanding common stock at its Special Meeting of Shareholders to be held on December 13, 2000, and appropriate banking regulators.

     Upon the effectiveness of the merger, holders of Company common stock will become owners of Compass common stock. Following consummation of the merger, Compass intends to merge the Company's bank subsidiaries into Compass Bank.

     Compass is a Delaware corporation and financial holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act.

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

RESULTS OF OPERATIONS

Net interest income for the Company increased $3.6 million (56%) from $6.4 million for the three month period ended September 30, 1999, to $10 million for the three month period ended September 30, 2000 and $12.2 million (78%) from $15.7 million for the nine month period ended September 30, 1999 to $27.9 million ended for nine month period ended September 30, 2000. The major components of this increase were:

     1. Interest income increased $9.3 million (72%) from $13.0 million for the three month period ended September 30, 1999 to $22.3 million for the three month period ended September 30, 2000 and increased $28.1 million (88%) from $32.1 million for the nine month period ended September 30, 1999 to $60.3 million for the nine month period ended September 30, 2000. This increase is a result of average earning assets increasing $340.1 million (65%) from $519.8 million for the three month period ended September 30, 1999 to $859.9 million for the three month period ended September 30, 2000 and increasing $328 million (72%) from $454.7 million for the nine month period ended September 30, 1999 to $782.7 million for the nine month period ended September 30, 2000. Most of the Company's earning assets (86% at September 30, 2000) are loans, a large portion of which have floating rates and are tied to the prime rate.

     2. Interest expense increased $5.7 million (86%) from $6.6 million for the three month period ended September 30, 1999 to $12.3 million for the three month period ended September 30 ,2000 and increased $16 million (98%) from $16.4 million for the nine month period ended September 30, 1999 to $32.4 million for the nine month period ended September 30, 2000. Approximately $5.3 million of this increase is a result of average interest bearing liabilities increasing $298.7 million (66%) from $451.1 million for the three month period ended September 30, 1999 to $749.8 million for the three month period ended September 30, 2000, and increasing $387.1 million (97%) from $399.1 million for the nine month period ended September 30, 1999 to $786.2 million for the nine month period ended September 30, 2000.

     3. Net interest margin decreased 0.27% (6% change) from 4.90% for the three month period ended September 30, 1999 to 4.63% for the three month period ended September 30, 2000 and increased 0.16% (3% change) from 4.62% for the nine month period ended September 30, 1999 to 4.78% for the three month period ended September 30, 2000. The sources of these changes are:

          a) Yields on earning assets increased 0.39% (4% change) from 9.99% for the three month period ended September 30, 1999 to 10.38% for the three month period ended September 30, 2000 and increased 0.85% (9% change) from 9.42% for the nine month period ended September 30, 1999 to 10.27% for the nine month period ended September 30, 2000. This reflects the impact of an average 1.00% increase in the prime lending rate on the Company's variable rate loans.

          b) Costs of interest bearing liabilities decreased 0.11% (2% change) from 5.86% for the three month period ended September 30, 1999 to 5.75% for the three month period ended September 30, 2000, and increased 0.02% (0.2% change) from 5.47% for the nine month period ended September 30, 1999 to 5.49% for the nine month period ended September 30, 2000. This is the result of an increase in rates paid for fixed rate time deposits, an average increase of 0.62% from 5.66% in 1999 to 6.28% in 2000, as well as the impact of $23.0 million of trust preferred securities at 9.375% included in the liability mix.

Provision for loan losses decreased by $0.3 million (38%) from $0.8 million for the three month period ended September 30, 1999 to $0.5 million for the three month period ended September 30, 2000 and increased by $1.2 million (55%) from $2.2 million for the nine month period ended September 30, 1999 to $3.4 million for the nine month period ended September 30, 2000. In response to a sustained significant growth rate in the Company's loan portfolio, management reviewed and revised the methodology for estimating the adequacy of the allowance for loan losses in the fourth quarter of 1998. The methodology was further revised in the first quarter of 1999 which resulted in special loan provisions.

Non-interest income increased $0.6 million (67%) from $0.9 million for the three month period ended September 30, 1999 to $1.5 million for the three month period ended September 30, 2000 and increased $2.1 million (75%) from $2.8 for the nine month period ended September 30, 1999 to $4.9 million for the nine month period ended September 30, 2000. The two major components of the increase were:

     1. Fees for other customer services increased $0.2 million (33%) from $0.6 million for the three month period ended September 30, 1999 to $0.8 million for the three month period ended September 30, 2000, and increased $0.8 million (57%) from $1.4 million for the nine month period ended September 30, 1999 to $2.2 million for the nine month period ended September 30, 2000 due to more branches or same branch growth.

     2. The Company sold a branch location in Loveland, Colorado and recognized $1.1 million gain on the sale. This one-time gain is included in the second quarter non-interest income under Other Operating Income.

Non-interest expense increased $2.2 million (54%) from $4.1 million for the three month period ended September 30, 1999, to $6.3 million for the three month period ended September 30, 2000, and increased $6.7 million (60%) from $11.1 million for the nine month period ended September 30, 1999, to $17.8 million for the nine month period ended September 30, 2000. The major components of the increase were:

     1. Salaries and employee benefits increased $1.3 million (59%) from $2.2 million for the three month period ended September 30, 1999 to $3.5 million for the three month period ended September 30, 2000, and increased $3.8 million (64%) from $5.9 million for the nine month period ended September 30, 1999 to $9.7 million for the nine month period ended September 30, 2000. The increase is the result of staffing four additional branch locations and a loan production office.

     2. Net occupancy expense of premises increased $0.3 million (51%) from $0.6 million for the three month period ended September 30, 1999 to $0.9 million for the three month period ended September 30, 2000, and increased $1.1 million (69%) from $1.6 million for the nine month period ended September 30, 1999 to $2.7 million for the nine month period ended September 30, 2000. The increase represents the cost of adding five additional banking facilities during 1999.

     3. Other non-interest expenses increased $0.6 million (71%) from $0.7 million for the three month period ended September 30, 1999 to $1.2 million for the three month period ended September 30, 2000, and increased $1.6 million (84%) from $1.9 million for the nine month period ended September 30, 1999 to $3.5 million for the nine month period ended September 30, 2000. This increase resulted from additional expenses relating to telephone, marketing, and FDIC insurance, and was attributable to the increase in banking facilities.

Net income increased $1.4 million (93%) from $1.5 million for the three month period ended September 30, 1999 to $2.9 million for the three month period ended September 30, 2000 and increased $4.0 million (118%) from $3.4 million for the nine month period ended September 30, 1999 to $7.4 million for the nine month period ended September 30, 2000.

FINANCIAL CONDITION

Total assets increased $226.7 million (32%) from $706.8 million as of December 31, 1999, to $933.5 million at September 30, 2000. This growth was the result of:

     1. Cash and due from banks decreased $6.8 million (25%), decreasing from $26.7 million at December 31, 1999 to $19.9 million at September 30, 2000.

     2. Federal funds sold increased $77.0 million from $0 at December 31, 1999 to $77.0 million at September 30, 2000. This increase was due to short term investments in excess funds generated from deposit promotions prior to final investment in long term investments.

     3. Investment securities increased by $1.8 million (4%), increasing from $44.2 million at December 31, 1999 to $44.3 million at September 30, 2000. This increase was due to investment in excess funds generated from deposit promotions.

     4. Loans held for sale increased $4.4 million (400%), from $1.1 million at December 31, 1999 to $5.5 million at September 30, 2000. As a result of staff turnover in the second half of 1999, reduced production levels resulted in a lower level of loans outstanding in the loans held for sale category at December 31, 1999. The new employees increased the Company's loan production activities in the first half of 2000 leading to a higher level of loans held for sale outstanding at September 30, 2000.

     5. Net loans receivable increased $147.0 million (19%), increasing from $615.6 million at December 31, 1999 to $762.6 million at September 30, 2000. This resulted from an increase in loans in the Company's market areas and the continued growth of the Company's branches.

Total deposits increased $226.7 million (38%) from $602.0 million as of December 31, 1999 to $828.7 million at September 30, 2000. The change was the result of:

     1. Demand non-interest bearing deposits increased $20.3 million (35%), from $58.6 million at December 31, 1999 to $78.9 million at September 30, 2000. This increase was attributable to the continued growth of the Company's branches, additional new branches, and the addition of a cash management function.

     2. Demand interest bearing deposits increased $7.5 million (38%), increasing from $20.0 million at December 31, 1999 to $27.5 million at September 30, 2000. This resulted primarily from the addition of several seasoned bankers who focus on cash management services, and servicing high net worth customers.

     3. Time deposits increased $199.0 million (38%), increasing from $523.4 million at December 31, 1999 to $722.4 million at September 30, 2000. The Company utilized promotional campaigns, designed to generate an increase in certificates of deposit with balances of less than $100,000, to achieve this growth.

Federal funds purchased and securities sold under agreements to repurchase decreased $25.1 million (76%) from $32.9 million as of December 31, 1999 to $7.8 million at September 30, 2000.

Note payable increased $12.9 million (111%) from $11.6 million as of December 31, 1999 to $24.5 million at September 30, 2000. In March 2000, the Company drew $12.4 million on its line of credit to fund capital needs of its Colorado bank.

Allowance for loan losses increased $2.9 million (55%) from $5.3 million as of December 31, 1999 to $8.2 million at September 30, 2000. The allowance for loan losses is based on the Company's loan methodology in effect since the first quarter 1999, which analyzes changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions.

The following table presents, for the periods indicated, an analysis of the allowance for loan loses and related ratios:

                                                                             Nine Months Ended
                                                                  September 30, 2000  September 30, 1999
                                                                  ------------------  ------------------
                                                                           (dollars in thousands)
           Balance beginning of period ..........................     $      5,322       $      2,187
           Provision for loan losses ............................            3,429              2,174
           Net (charge offs) recoveries .........................             (512)                 3
                                                                      ------------       ------------
           Balance end of period ................................     $      8,239       $      4,364
                                                                      ============       ============

           Ratios:
           Allowance for loan losses to total loans .............             1.07%              0.85%
           Allowance for loan losses to non-performing loans ....              271%               348%

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

The following table presents information and ratios of the Company's non-performing assets as of the dates indicated:

                                                                                       September 30,
                                                                               -------------------------------
                                                                                   2000               1999
                                                                                ------------      ------------
                                                                                     (dollars in thousands)
           Loans 90 days or more delinquent and still accruing interest ...     $        489      $        550
           Non-accrual loans ..............................................            2,550               705
           Restructured loans .............................................               --                --
                                                                                ------------      ------------
                Total non-performing loans ................................            3,039             1,255
           Real estate acquired by foreclosure ............................            1,594                91
                                                                                ------------      ------------
                Total non-performing assets ...............................     $      4,633      $      1,346
                                                                                ============      ============
           Ratios:
           Non-performing assets to total assets ..........................             0.50%             0.22%
           Non-performing loans to total loans ............................             0.39%             0.26%

Non-performing assets for the Company increased $3.3 million (254%) from $1.3 million at September 30, 1999, to $4.6 million at September 30, 2000. The major component of this increase is one loan which totals $2.4 million (73% of the $3.3 million increase). This loan is secured by real estate and management believes the bank is adequately collateralized. As of September 30, 2000, there were no significant balances of loans excluded from non-performing loans set forth above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms and which may result in such loans becoming nonperforming.

LIQUIDITY

FirsTier continuously forecasts and manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and to allow FirsTier to meet its own cash flow needs. Management has identified two major categories of liquidity:

1)    Ongoing business cash flows:
         The Company's major source of cash flows is provided by financing activities, $216.8 million for the nine-month period ended September 30, 2000 and $237.0 million for the nine-month period ended September 30, 1999. Cash provided by financing activities consisted primarily of an increase in deposits for the nine-month period ended September 30, 2000. For the nine-month period ended September 30, 1999 the major components were the issuance of trust preferred securities, deposit growth and an increase in securities sold under agreement to repurchase.

         The major use of cash flows for the Company is in investing activities, which amounted to $229.7 million for the nine-month period ended September 30, 2000 and $230.0 million for the nine-month period ended September 30, 1999. For the nine-month period ended September 30, 2000, the major components of this use were a $149.9 million increase in net loans, a $77.0 million increase in federal funds sold and a net increase of $1.5 million in investment securities. For the nine-month period ended September 30, 1999, the major components of this use were a $205.9 million increase in net loans, and a net increase of $71.2 million in investment securities and a $10.8 million decrease in Fed Funds Sold.

2)    Backup sources of liquidity

         Management believes it has developed sufficient backup sources of liquidity to meet the Company's needs for the foreseeable future. These internal and external sources include, but are not limited to:

         1. The ability to raise deposits through branch promotional campaigns;

         2. Maturity of overnight federal funds sold ($77.0 million available as of September 30, 2000);

         3. Sale of unpledged available-for-sale securities ($5.6 million available as of September 30, 2000) and

         4. Available borrowing lines ($64.5 million available as of September 30, 2000).

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

               4.1 Form of Subordinated Indenture dated February 15, 1999 between the Registrant and Wilmington Trust Company, as Indenture Trustee (2).

               4.2 Form of Junior Subordinated Debenture (included as an exhibit to Exhibit 4.1).

               4.5 Form of Amended and Restated Trust Agreement of FW Capital I (2).

               4.7       Form of Preferred Securities Guarantee Agreement (2).

               10.1 Revolving Line of Credit dated February 19, 1998, between FirsTier as borrower and National Bank of Commerce Trust and Savings Association (2).

               10.2 Advance, Pledge and Security Agreement dated October 21, 1997, between Federal Home Loan Bank of Topeka and Firstate Bank (2).

               10.3 Advance, Pledge and Security Agreement dated March 31, 1997, between Federal Home loan Bank of Topeka and Firstate Bank of Colorado (21).

               10.4 Line of Credit agreement signed February 24, 1998 between Firstate Bank of Colorado and Federal Home loan Bank of Topeka (2).

               10.5 Federal Funds Purchased Line agreement between Firstate Bank and Wells Fargo Bank (2).

               10.6 Federal Funds Purchased Line agreement dated August 25, 1998 between Firstate Bank of Colorado and Bankers Bank of the West (2).

               10.7 Federal Funds Purchased Line agreement dated October 20, 1997, between Firstate Bank and Bankers Bank of the West (2).

               10.8 Management Agreement between FirsTier and Western Management Corporation dated January 21, 1997 (2).

               10.9 Management Agreement between Firstate Bank of Colorado and Western Management Corporation dated January 4, 1993 (2).

               10.10 Management Agreement between Firstate Bank of Nebraska and Western Management Corporation dated January 21, 1998 (2).

               10.11 Management Agreement between First Mortgage Bancorp and Western Management Corporation dated January 21, 1997
                         (2).

               10.12 Electronic Data Processing Agreement between First Commerce Technologies and Firstate Bank dated May 8, 1998 (2).

               10.13 Electronic Data Processing Agreement between First Commerce Technologies and Firstate Bank of Colorado dated April 14, 1998 (2).

               10.14     1999 Incentive Plan (2).

               10.15     Lease dated July 27, 1999, between JMT, LLC and
                         FirsTier (2).

               10.16     Form of Lockup Agreement.

               10.17 Amendment No. 1 to Management Agreement between FirsTier and Western Management Corporation dated January 21, 1997.

               10.18 Amendment No. 1 to Management Agreement between Firstate Bank of Colorado and Western Management Corporation dated January 4, 1993.

               10.19 Amendment No. 1 to Management Agreement between Firstate Bank of Nebraska and Western Management Corporation dated January 21, 1998.

               10.20 Amendment No. 1 to Management Agreement between First Mortgage Bancorp and Western Management Corporation dated January 21, 1997.

               10.21 1999 FirsTier Corporation Stock Incentive Plan adopted as of September 15, 1999 (1).

               10.22 Agreement concerning the sale of FIRSTIER mark, dated September 17, 1999, by and between U.S. Bancorp, U.S. Bank National Association and Firstate Bank of Colorado
                         (1).

               99 Risk Factors incorporated by reference from First Western's Rule 424(b) Prospectus filed on February 10, 1999 (3).

     (1)  Filed with the 10-QSB on November 3, 1999

     (2) Filed with the Registration Statement on Form SB-2, SEC File No. 333-67107, on November 13, 1998.

     (3)  Filed with the 10-QSB on August 11, 1999.


(b) Reports on Form 8-K. On September 14, 2000, the Company filed a report on Form 8-K under Item 5 reporting the execution of a definitive agreement with Compass Bancshares, Inc. regarding Compass' proposed acquisition of the Company.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRSTIER CORPORATION


Date:      November 13, 2000                  By:  /s/  Timothy D. Wiens
           ---------------------                        -----------------------
                                                        President

Date:      November 13, 2000                  By:  /s/  Brian L. Svendsen
           ---------------------                        -----------------------
                                                        Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
   27          Financial Data Schedule